Form 10-Q
period 1997-01-02
SEAMED CORP
filed 1997-02-18
CIK 937289

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended January 2, 1997

                        Commission File number 0-21727

                               SeaMED Corporation

--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

Washington                                                      91-1002092
--------------------------------------------------------------------------------
(State of Incorporation)                                   (Federal I.R.S. No.)

         14500 Northeast 87th Street, Redmond, Washington             98052-3431
--------------------------------------------------------------------------------
                  (Address of principal executive offices)            (Zip Code)

                   Registrant's Telephone Number 206-867-1818
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

     As of February 7, 1997, the Registrant had 5,171,810 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS



                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


INDEX

Balance Sheets as of June 30, 1996 and December 31, 1996.......................3

Statements of Income for the Quarters and the Six Months
         Ended December 31, 1995 and 1996......................................4

Statements of Cash Flows for the Six Months Ended December 31, 1995 and 1996 ..5

Notes to Financial Statements..................................................6

                               SeaMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                    June 30,     December 31,
                                                                      1996           1996
                                                                    --------     ------------
Current assets:
    Cash and cash equivalents...............................   $       2,912    $   537,076
    Investments.............................................           -----      7,960,269
    Accounts receivable, net................................       5,875,933      6,848,364
    Inventories.............................................       6,697,248      8,572,212
    Deferred income taxes...................................         625,221        625,221
    Prepaid expenses........................................          63,536        187,260
                                                               -------------    -----------
Total current assets........................................      13,264,850     24,730,402

Fixed assets................................................       2,655,265      2,801,900

Deposits and other assets...................................         144,220        208,458
                                                               -------------    -----------
Total assets................................................   $  16,064,335    $27,740,760
                                                               =============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................   $   2,688,160    $ 2,561,859
    Accrued expenses and reserves...........................       3,301,064      3,822,146
    Notes payable to bank...................................       1,817,000          -----
    Current portion of long-term debt.......................         461,990        138,383
                                                               -------------    -----------
Total current liabilities...................................       8,268,214      6,522,388

Long-term debt, less current portion........................       1,285,782        580,075

Convertible redeemable preferred stock......................       5,279,514          -----

Shareholders' equity:
    Common stock............................................         886,828     19,207,433
    Note receivable from officer............................         (75,000)       (75,000)
    Retained earnings.......................................         418,997      1,505,864
                                                               -------------    -----------
Total shareholders' equity..................................       1,230,825     20,638,297
                                                               -------------    -----------
Total liabilities and shareholders' equity..................   $  16,064,335    $27,740,760
                                                               =============    ===========

See accompanying notes to financial statements.

                               SeaMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                       Quarter Ended                             Six Months Ended
                                           ------------------------------------      -------------------------------------
                                              December 31,         December 31,         December 31,          December 31,
                                                  1995                 1996                 1995                  1996
                                              ------------         ------------         ------------          ------------
Revenues:
   Manufacturing........................   $    3,689,862       $    7,289,418       $    7,165,073        $   14,013,136
   Engineering..........................        1,676,086            4,720,992            3,200,883             8,073,443
                                           --------------       --------------       --------------        --------------
                                                5,365,948           12,010,410           10,365,956            22,086,579

Costs of revenues:
   Manufacturing........................        2,888,854            5,805,689            5,618,420            11,244,456
   Engineering..........................        1,584,232            4,177,563            3,061,919             7,130,309
                                           --------------       --------------       --------------        --------------
                                                4,473,086            9,983,252            8,680,339            18,374,765
                                           --------------       --------------       --------------        --------------

Gross margin............................          892,861            2,027,158            1,685,616             3,711,813

Marketing, general and
   administrative expenses..............          559,303            1,075,420            1,050,201             1,922,090
                                           --------------       --------------       --------------        --------------

Operating income........................          333,558              951,738              635,415             1,789,724

Other expense, net:
   Interest.............................           52,533               18,907              104,525               101,122
   Other................................            5,889                9,318                2,615                16,498
                                           --------------       --------------       --------------        --------------
                                                   58,422               28,225              107,139               117,621
                                           --------------       --------------       --------------        --------------

Income before income taxes..............          275,136              923,512              528,276             1,672,103

Income tax provision....................           93,546              323,229              179,614               585,236
                                           --------------       --------------       --------------        --------------
Net income..............................   $      181,590       $      600,283       $      348,662        $    1,086,867
                                           ==============       ==============       ==============        ==============

Net income per share data:
   Primary..............................   $         0.05       $         0.15       $         0.09        $         0.31
                                           ==============       ==============       ==============        ==============
   Fully diluted........................   $         0.05       $         0.13       $         0.09        $         0.25
                                           ==============       ==============       ==============        ==============

Weighted average common shares
  and equivalents:
   Primary..............................        2,328,144            3,851,880            2,315,127             3,164,783
                                           ==============       ==============       ==============        ==============
   Fully Diluted........................        3,885,614            4,705,530            3,872,597             4,390,966
                                           ==============       ==============       ==============        ==============


See accompanying notes to financial statements.

                               SeaMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six Months Ended
                                                                            December 31,
                                                                 -------------------------------
                                                                      1995               1996
                                                                      ----               ----
OPERATING ACTIVITIES
Net income....................................................   $    348,662       $  1,086,867
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation...............................................        310,196            488,029
   Provision for bad debts....................................        (14,669)            54,739
   Deferred tax benefit.......................................        (30,203)               ---
   Changes in operating assets and liabilities:
     Increase in accounts receivable..........................       (172,939)        (1,027,170)
     Increase in inventories..................................       (129,745)        (1,874,964)
     Increase (decrease) in accounts payable, accrued expenses,
       and deferred revenue...................................       (269,802)           394,980
     Increase in other assets and prepaid expenses............        (75,284)          (187,962)
                                                                 ------------       ------------
Net cash used in operating activities.........................        (33,784)        (1,065,681)

INVESTING ACTIVITIES
Purchases of equipment........................................       (254,740)          (634,664)
Maturity of short-term investments............................        200,000                ---
Purchase of investments.......................................        ---             (7,960,269)
                                                                 ------------       ------------
Net cash used in investing activities.........................        (54,740)        (8,594,933)

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of cost)..............            ---         14,799,036
Payment of preferred dividend.................................            ---         (1,765,100)
Proceeds from stock option exercised..........................         81,340              7,156
Net payments of credit line...................................       (503,826)        (1,817,000)
Proceeds from notes payable...................................        600,000                ---
Principal payments on notes payable ..........................       (156,518)        (1,029,314)
                                                                 ------------       ------------
Net cash provided by financing activities.....................         20,996         10,194,778
                                                                 ------------       ------------
Net increase (decrease) in cash...............................        (67,528)          534,164
Cash and cash equivalents at beginning of period..............         70,383             2,912
                                                                 ------------       ------------
Cash and cash equivalents at end of period....................   $      2,855       $   537,076
                                                                 ============       ============

See accompanying notes to financial statements.

ITEM 1.           NOTES TO FINANCIAL STATEMENTS

         1.       ACCOUNTING POLICIES

         Description of Business

         SeaMED Corporation (the "Company") manufactures advanced durable electronic medical instruments for medical technology companies, often as part of systems that also include single-use components. To assist its customers in developing and commercializing their instruments for manufacture by the Company, the Company provides a wide range of engineering services and regulatory expertise.

         Accounting Period

         The Company presents financial information for a 52/53 week fiscal year that ends on the Thursday nearest to June 30. Each of the Company's fiscal quarters ends, respectively, on the Thursday nearest to September 30, December 31 and March 31. For convenience of presentation, all fiscal periods in these financial statements are shown as ending on a calendar month-end.

         Unaudited Interim Financial Information

         The financial information as of December 31, 1996 and for the periods ended December 31, 1995 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented according to the rules and regulations of the Securities and Exchange Commission and, accordingly, does not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, included in its Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

         2.       INITIAL PUBLIC OFFERING

         On November 19, 1996, the Company completed an initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of $14,799,000. Of the net proceeds, the Company used $1,765,000 to pay a cumulative preferred dividend on its convertible redeemable preferred stock, $1,831,000 to pay down its line of credit with a bank to zero and $1,296,000 to pay off in full three notes payable to the bank. In conjunction with the offering, all of the Company's convertible redeemable preferred stock outstanding immediately prior to the offering was converted into 3,934,029 shares of common stock.



         3.       INVENTORIES

         Inventories consist of the following:


                                                    June 30,        December 31,
                                                      1996              1996
                                                    --------        ------------
Work-in-process                                 $   2,490,710      $  2,719,953
Purchased and manufactured parts                    4,206,538         5,852,259
                                                -------------      ------------
                                                $   6,697,248      $  8,572,212
                                                =============      ============



         4.       INVESTMENTS

                Investments to be held to maturity at December 31, 1996 net of premium or discount consist of the following:


Maturity Date
-------------
     Up to one year                                     $   6,965,113
     One to two years                                         995,156
                                                        -------------
                                                        $   7,960,269
                                                        =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

OVERVIEW

         SeaMED is a manufacturer of advanced medical instruments for medical technology companies. SeaMED was incorporated in 1976, and since 1988 has focused its business primarily on manufacturing medical instruments for medical technology companies. To assist its customers in developing and commercializing their products for manufacture by SeaMED, the Company provides a wide range of engineering services and regulatory expertise.

         SeaMED's manufacturing contracts with its customers are usually exclusive contracts for a fixed period of time, generally ranging from three to five years. SeaMED negotiates each manufacturing contract independently, and each varies as to profitability. SeaMED negotiates the price of each manufactured instrument on a cost and margin formula. SeaMED's contracts with its customers generally permit annual manufacturing cost audits and price renegotiations. During the contract term, customers have broad discretion to control the volume and timing of instrument deliveries. Consequently, SeaMED's revenues with respect to each instrument may vary substantially from period to period, and an instrument that generates revenues in one quarter may not necessarily generate revenues in each quarter of a fiscal year. In addition, for a variety of reasons such as a customer's inventory levels, sales mix and timing of product launches, SeaMED's revenues for an instrument do not necessarily correspond to the customer's sales.

         Manufacturing revenue growth depends primarily on two factors: increased demand for instruments manufactured by SeaMED and SeaMED's ability to attract additional manufacturing contracts from emerging and established medical technology companies. SeaMED has no ability to increase demand for the instruments it manufactures because SeaMED's customers control all product marketing and sales. SeaMED markets its manufacturing capabilities and usually procures additional manufacturing contracts as a result of its engineering projects, but the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects may not lead to future manufacturing revenues. The manufacturing gross margin percentage from year to year depends primarily on the product mix, as gross margins vary by instrument and as a result of negotiated volume discounts. Management may negotiate volume discounts if the larger volume results in smaller per unit overhead allocation, thereby improving operating margin. For manufacturing revenues from instruments not yet approved for commercial use (known as "preproduction revenues"), the gross margin percentage is generally lower because a smaller number of units limits opportunities to achieve economies of scale, and the instrument and its manufacturing process are being refined.

         SeaMED provides its customers with engineering services at any stage of an instrument's development, as part of its strategy to obtain exclusive manufacturing rights for an instrument. SeaMED generally provides engineering services under a project plan that identifies the engineering tasks, deliverables and schedule. SeaMED negotiates each engineering project plan independently, and, as a business strategy, generally prices engineering contracts to cover direct project expenses (i.e., nonrecurring engineering expenses) plus a share of marketing, general and administrative expenses. SeaMED's objective in providing engineering services is to obtain, for a specific time period (usually three to five years), exclusive manufacturing rights to the instrument resulting from the engineering project. The customer can typically cancel the engineering project at any time upon short notice.

         Engineering revenues are derived primarily from professional services provided by SeaMED's engineers. The balance of engineering revenues is sales of materials to customers at cost. Engineering revenue growth depends primarily on three factors: (i) the number and scope of existing engineering projects, (ii) whether existing projects are in time-intensive phases, and (iii) whether new engineering projects of sufficient scope replace engineering projects that are completed or otherwise terminated. Engineering gross margins are low due to SeaMED's strategy of pricing engineering services as part of an exclusive manufacturing contract for the resulting instrument. Since demand for engineering services is based on the number and scope of engineering projects, if customers cancel one or more projects on short notice, SeaMED may experience from time to time excess engineering capacity. Engineering margins may fluctuate depending on the rates that customers pay under engineering project plans and the utilization rates of engineers.

         SeaMED from time to time selectively designs and manufactures nonmedical commercial products that benefit from SeaMED's engineering and manufacturing capabilities. SeaMED intends to maintain as its primary focus the design and manufacturing of advanced medical instruments for medical technology companies.

         SeaMED has historically designed, developed and manufactured certain proprietary instruments. SeaMED expects that fiscal year 1997 will be the last year in which it derives revenues from such instruments. SeaMED thereafter will derive its revenues exclusively by manufacturing instruments for its customers. SeaMED's revenues from its proprietary instruments were $425,000 and $876,000, respectively, in the quarter and six months ended December 31, 1996. SeaMED's revenues from its proprietary instruments were $1.2 million, $923,000 and $1.4 million in fiscal years 1994, 1995 and 1996.

         Marketing, general and administrative expenses include the costs of SeaMED's marketing, finance, and management information systems departments and other administrative costs. In addition, marketing, general and administrative expenses include the cost of a Company-wide bonus tied to operating performance.

RESULTS OF OPERATIONS

         The following table sets forth statement of income data as a percentage of revenues for the periods indicated.


                                                                 Quarter Ended                    Six Months Ended
                                                                  December 31,                      December 31,
                                                            ---------------------------------------------------------
                                                             1995             1996             1995              1996
                                                             ----             ----             ----              ----
Revenues                                                    100.0%           100.0%           100.0%            100.0%
Cost of sales                                                83.4             83.1             83.7              83.2
                                                            -----            -----            -----             -----
Gross margin                                                 16.6             16.9             16.3              16.8
Marketing, general and administrative                        10.4              9.0             10.1               8.7
                                                            -----            -----            -----             -----
Operating income                                              6.2              7.9              6.2               8.1
Other expenses, net                                           1.1              0.2              1.0               .5
                                                            -----            -----            -----             -----
Income before income taxes                                    5.1              7.7              5.2               7.6
Income tax provision                                          1.7              2.7              1.8               2.6
                                                            -----            -----            -----             -----
Net income                                                    3.4%             5.0%             3.4%              4.9%
                                                            =====            =====            =====             =====

         Revenues

         The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.


                             Quarter Ended December 31,                                  Six Months Ended December 31,
                   -------------------------------------------------   -----------------------------------------------------
                        1995                 1996                           1995                     1996
                   ------------------  ------------------              -------------------   -------------------
                              % of                % of                             % of                  % of
                              Total               Total        %                   Total                 Total         %
                   Revenues  Revenues  Revenues  Revenues   Increase   Revenues   Revenues   Revenues   Revenues    Increase
                   --------  --------  --------  --------   --------   --------   --------   --------   --------    --------
Manufacturing      $3,690      68.8%   $ 7,289     60.7%       97.6%   $ 7,165      69.2%    $14,013      63.5%        95.6%
Engineering         1,676      31.2      4,721     39.3       181.7%     3,201      30.8       8,073      36.5        152.2%
                   ------     -----    -------    -----                -------     -----     -------     -----
   Total Revenues  $5,366     100.0%   $12,010    100.0%      123.8%   $10,366     100.0%    $22,086     100.0%       113.1%
                   ======     =====    =======    =====                =======     =====     =======     =====

         Manufacturing revenues increased by approximately $3.6 million from the second quarter of fiscal year 1996 to the second quarter of fiscal year 1997 and approximately $6.8 million from the first six months of fiscal year 1996 to the first six months of fiscal year 1997, due primarily to a new nonmedical product manufactured for Coinstar under a nonexclusive contract adding approximately $2.2 million in revenues for the second quarter and $4.4 million for the first six months of fiscal year 1997, new instruments adding approximately $649,000 in revenues for the second quarter and $1.3 million for the first six months, and increased revenues from existing instruments adding approximately $1.5 million for the second quarter and $3.0 million for the first six months. SeaMED began sales to Coinstar in the fourth quarter of fiscal year 1996. Sales to Coinstar in the second quarter of fiscal year 1997 represented approximately 21.0% of total revenues and approximately 29.8% of manufacturing revenues and in the first six months of fiscal year 1997 represented approximately 22.4% of total revenues and 31.6% of manufacturing revenues. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of other instruments. Significant manufacturing revenues were generated by 11 instruments and one nonmedical product in the second quarter of fiscal year 1996 and 13 instruments and one nonmedical product in the second quarter of fiscal year 1997.

         Engineering revenues increased by approximately $3.0 million from the second quarter of fiscal year 1996 to the second quarter of fiscal year 1997 and increased by approximately $4.9 million from the first six months of fiscal year 1996 to the first six months of fiscal year 1997, due primarily to new projects adding approximately $2.5 million in revenues for the second quarter and $4.0 million for the first six months, and increased time and hourly rates being billed on existing projects adding approximately $1.1 million in revenues for the second quarter and $1.9 million for the first six months. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or cancelled.

         SeaMED intends to maintain as its primary focus the design and manufacturing of advanced medical instruments for medical technology companies. Management expects the percentage of the Company's revenues derived from nonmedical products to continue to decline in subsequent quarters unless SeaMED undertakes to manufacture another high-volume nonmedical product.

         Gross Margin

         The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.


                                        Quarter Ended December 31,                                 Six Months Ended December 31,
                          ----------------------------------------------------     -------------------------------------------------
                                    1995                          1996               1995                                     1996
                          -----------------------    -------------------------     ----------------------    -----------------------
                            Gross        Gross         Gross          Gross          Gross        Gross        Gross        Gross
                          Margin ($)   Margin (%)    Margin ($)     Margin (%)     Margin ($)   Margin (%)   Margin ($)   Margin (%)
                          ----------   ----------    ----------     ----------     ----------   ----------   ----------   ----------
                                                                      (dollars in thousands)

Manufacturing             $801         21.7%         $1,484           20.4%       $1,547        21.6%        $2,769        19.8%
Engineering                 92          5.5%            543           11.5%          139         4.3%           943        11.7%
                          ----                       ------                       ------                     ------
  Total gross margin      $893         16.6%         $2,027           16.9%       $1,686        16.3%        $3,712        16.8%
                          ====                       ======                       ======                     ======

         Manufacturing gross margin decreased from 21.7% of manufacturing revenues in the second quarter of fiscal year 1996 to 20.4% in the second quarter of fiscal year 1997, due primarily to losses on a medical instrument that was phased out of full production in the second quarter of fiscal year 1997 and on an instrument in preproduction. The decrease in the manufacturing gross margin percentage from 21.6% to 19.8% in the first six months of fiscal year 1997 was primarily attributable to the same losses. Management expects the fiscal year 1997 manufacturing gross margin percentage to be lower than the fiscal year 1996 manufacturing gross margin percentage of 23.6%. Engineering gross margin increased from 5.5% of engineering revenues in the second quarter of fiscal year 1996 to 11.5% in the second quarter of fiscal year 1997. This increase reflects a trend of increasing engineering gross margin percentages, due primarily to (i) spreading certain fixed engineering costs over a higher revenue base, (ii) better utilization of engineers, and (iii) increased hourly rates for engineering services.

The increase in the engineering gross margin percentage from 4.3% for the first six months of fiscal year 1996 to 11.7% for the first six months of fiscal year 1997 was primarily attributable to the same factors. Management expects the fiscal year 1997 engineering gross margin percentage to be near 11%.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $559,000 in the second quarter of fiscal year 1996 to $1.1 million in the second quarter of fiscal year 1997, but as a percentage of revenues decreased from 10.4% to 9.0% for the respective quarters. Marketing, general and administrative expenses increased from $1.1 million in the first six months of fiscal year 1996 to $1.9 million in the first six months of fiscal year 1997, but as a percentage of revenues decreased from 10.1% to 8.7% for the respective six month periods. The decrease in marketing, general and administrative expenses as a percentage of revenues is due to increased revenues without a proportionate increase in marketing, general and administrative resources.

         Operating Income

         Operating income increased 185.3% from $334,000 (6.2% of revenues) in the second quarter of fiscal year 1996 to $952,000 (7.9% of revenues) in the second quarter of fiscal year 1997 and increased 183.5% from $635,000 (6.1% of revenues) in the first six months of fiscal year 1996 to $1.8 million (8.1% of revenues) in the first six months of fiscal year 1997, due primarily to increased revenues and a decrease in marketing, general and administrative expenses as a percentage of revenues, offset in part by the lower gross margin percentage.

LIQUIDITY AND CAPITAL RESOURCES

         SeaMED has historically financed its operations through earnings, debt and sales of securities. In the first six months of fiscal year 1996 and in the first six months of fiscal year 1997, SeaMED's operating activities resulted in net uses of cash of $33,800 and $1.1 million, respectively. These net uses of cash have occurred despite increased earnings, because SeaMED's growth has required substantial infusions of working capital primarily to support increased accounts receivable and inventories.

         As part of its strategy to finance its growth, on November 19, 1996, SeaMED completed its initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of $14,799,000. Of the net proceeds, the Company used $1,765,000 to pay a cumulative preferred dividend on its convertible redeemable preferred stock, $1,831,000 to pay down its line of credit with Pacific Northwest Bank (the "Bank") to zero and $1,296,000 to pay off in full three notes payable to the Bank.

         SeaMED expects to use the remaining net proceeds to continue funding working capital needs resulting from its growth and for general corporate purposes, including leasehold improvements and purchases of equipment. The Company, if the opportunity arises, may use a portion of the net proceeds to acquire other manufacturing or engineering businesses or assets that complement the Company's existing business. The Company currently is not engaged in any discussions regarding such acquisitions and has no plans, arrangements, understandings or agreements regarding any specific acquisition.

         SeaMED has a fixed-balance cash management arrangement with the Bank. Under this arrangement, the amount outstanding under SeaMED's cash investments or line of credit fluctuates daily based on the Company's receipts and disbursements. Under the line of credit, SeaMED can borrow up to 80% of eligible accounts receivable (less than 60 days outstanding) to a maximum of $4.0 million. Borrowings under the line bear interest at the Bank's prime rate plus
 .25% (8.5% at January 31, 1997) and are secured by receivables and inventories. SeaMED is currently reviewing the adequacy of its line of credit, which expires on March 5th.

         SeaMED also has an unsecured subordinated note payable to Cordis Corporation, with an interest rate adjustment on each July 1 to the prime rate plus 2% (10% at January 31, 1997), with a maximum rate of 10% and a minimum rate of 7%. The note is due in monthly payments of $17,000 through May 2001. At January 31, 1997, the balance outstanding on this note was approximately $707,000.

         SeaMED believes that the remaining net proceeds, together with existing capital resources and amounts available under its existing line of credit with the Bank, will satisfy the Company's anticipated capital needs for the next 12 to 24 months (depending primarily on SeaMED's growth rate and its results of operations). To accommodate anticipated future growth, SeaMED will need additional sources of capital to fund working capital needs for inventory and accounts receivable, to lease and acquire furniture and equipment for additional plant facilities, to fund leasehold improvements and to make other capital expenditures.

         SeaMED recently accelerated its timetable for occupying additional space in a new building so that it will occupy 60,000 new square feet of space during May 1997. SeaMED currently has approximately 88,000 square feet of space. SeaMED anticipates a significant increase in capital expenditures during the second six months of fiscal year 1997, as it has budgeted $1.0 million for furniture and equipment, communication and information systems, leasehold improvements and other items needed to occupy the 60,000 additional square feet of space. Total capital expenditures were approximately $635,000 through the first six months of fiscal year 1997. Capital expenditures were $876,000 in fiscal year 1994, $1.2 million in fiscal year 1995 and $1.5 million in fiscal year 1996.

                           PART II - OTHER INFORMATION

ITEM 6(A).          EXHIBITS.
Exhibit 3.1+        Articles of Incorporation of the Registrant
Exhibit 3.2+        Bylaws of the Registrant
Exhibit 10.1        Promissory Note dated December 5, 1996 made by SeaMED
                    Corporation payable to Pacific Northwest Bank, in the amount of $4,000,000
Exhibit 10.2        Commercial Security Agreement dated December 5, 1996 between
                    SeaMED Corporation and Pacific Northwest Bank
Exhibit 10.3+       Amended and Restated Promissory Note dated September
                    1, 1993, made by SeaMED Corporation payable to Cordis
                    Corporation, in the amount of $1,107,065
Exhibit 10.4+       Lease Agreement dated December 8, 1993, by and between
                    Med Willos, successor in interest to Jack Marin, and SeaMED
                    Corporation
Exhibit 10.5+       Industrial Real Estate Lease (Building 1) dated September
                    10, 1996, between Washington Capital management, Inc. and
                    SeaMED Corporation
Exhibit 10.6+       Industrial Real Estate Lease (Building 2) dated September
                    10, 1996, between Washington Capital Management, Inc. and
                    SeaMED Corporation
Exhibit 10.7+       Option Agreement dated September 10, 1996, by and between
                    Washington Capital Management, Inc. and SeaMED Corporation
Exhibit 10.8+       SeaMED Corporation 1988 Stock Option Plan
Exhibit 10.9+       SeaMED Corporation 1995 Employee Stock Option and Incentive
                    Plan
Exhibit 10.10+      SeaMED Corporation 1996 Employee Stock Purchase Plan
Exhibit 10.11+ Manufacturing Agreement dated as of September 1, 1996, made and entered into by SeaMED Corporation and Coinstar, Inc.
Exhibit 10.12+      Promissory Note dated October 11, 1995, made by W. Robert
                    Berg payable to SeaMED Corporation, in the amount of $75,000
Exhibit 10.13+      Form of Director and Officer Indemnification Agreement
Exhibit 11.1        Statement regarding computation of net income per share
Exhibit 27.1        Financial Data Schedule

--------------
+ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

                                   SIGNATURES

         The unaudited interim financial statements furnished by management reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operation.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By /S/ W. Robert Berg                                   2/18/97
__________________________________________           _________________________
                  W. Robert Berg                              Date
            Principal Executive Officer


By /S/ Edgar F. Rampy                                   2/18/97
_________________________________________           _________________________
                  Edgar F. Rampy                              Date
            Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                              Description                                             Page
-------                                             -----------                                             ----
Exhibit 3.1+        Articles of Incorporation of the Registrant.............................................
Exhibit 3.2+        Bylaws of the Registrant................................................................
Exhibit 10.1        Promissory Note dated December 5, 1996, made by SeaMED Corporation payable to Pacific Northwest Bank, in the amount of $4,000,000..........................
Exhibit 10.2        Commercial Security Agreement dated December 5, 1996 between
                    SeaMED Corporation and Pacific Northwest Bank...........................................
Exhibit 10.3+       Amended and Restated Promissory Note dated September 1, 1993, made by SeaMED Corporation payable to Cordis Corporation,
                    in the amount of $1,107,065.............................................................
Exhibit 10.4+       Lease Agreement dated December 8, 1993, by and
                    between Med Willos, successor in interest to Jack Marin,
                    and SeaMED Corporation..................................................................
Exhibit 10.5+       Industrial Real Estate Lease (Building 1) dated September 10, 1996, between Washington Capital management, Inc. and SeaMED Corporation......................
Exhibit 10.6+       Industrial Real Estate Lease (Building 2) dated September 10, 1996, between Washington Capital Management, Inc. and SeaMED Corporation......................
Exhibit 10.7+       Option Agreement dated September 10, 1996, by and
                    between Washington Capital Management, Inc. and SeaMED Corporation......................
Exhibit 10.8+       SeaMED Corporation 1988 Stock Option Plan...............................................
Exhibit 10.9+       SeaMED Corporation 1995 Employee Stock Option and Incentive Plan........................
Exhibit 10.10+      SeaMED Corporation 1996 Employee Stock Purchase Plan....................................
Exhibit 10.11+      Manufacturing Agreement dated as of September 1, 1996, made and entered into by SeaMED Corporation and Coinstar, Inc....................................
Exhibit 10.12+      Promissory Note dated October 11, 1995, made by W. Robert Berg payable to SeaMED Corporation, in the amount of $75,000.................................
Exhibit 10.13+      Form of Director and Officer Indemnification Agreement..................................
Exhibit 11.1        Statement regarding computation of net income per share.................................
Exhibit 27.1        Financial Data Schedule.................................................................

-----------
+ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.
                                      (i)