Form 10-Q
period 1997-04-03
SEAMED CORP
filed 1997-05-19
CIK 937289

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 3, 1997

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

                   Registrant's Telephone Number 425-867-1818
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

         As of May 9, 1997, the Registrant had 5,205,837 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


CONTENTS

Balance Sheets as of June 30, 1996 and March 31, 1997.........................3

Statements of Income for the Quarters and the Nine Months
   Ended March 31, 1996 and 1997..............................................4

Statements of Cash Flows for the Nine Months Ended March 31, 1996 and 1997....5

Notes to Financial Statements.................................................6

                               SEAMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                  June 30,           March 31,
                                                                    1996               1997
                                                                ------------       ------------
Current assets:
    Cash and cash equivalents ............................      $      2,912       $    472,395
    Investments ..........................................                --          7,172,921
    Accounts receivable, net .............................         5,875,933          8,141,807
    Inventories ..........................................         6,697,248         10,189,051
    Deferred income taxes ................................           625,221            625,221
    Prepaid expenses .....................................            63,536            229,189
                                                                ------------       ------------
Total current assets .....................................        13,264,850         26,830,584

Fixed assets, net ........................................         2,655,265          3,138,601

Deposits and other assets ................................           144,220            301,555
                                                                ------------       ------------
Total assets .............................................      $ 16,064,335       $ 30,270,740
                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................      $  2,688,160       $  4,509,142
    Accrued expenses and reserves ........................         3,301,064          3,680,820
    Notes payable to bank ................................         1,817,000                 --
    Current portion of long-term debt ....................           461,990            141,871
                                                                ------------       ------------
Total current liabilities ................................         8,268,214          8,331,833

Long-term debt, less current portion .....................         1,285,782            543,272

Convertible redeemable preferred stock ...................         5,279,514                 --

Shareholders' equity:
    Common stock .........................................           886,828         19,186,321
    Note receivable from officer .........................           (75,000)           (75,000)
    Retained earnings ....................................           418,997          2,284,314
                                                                ------------       ------------
Total shareholders' equity ...............................         1,230,825         21,395,635
                                                                ------------       ------------
Total liabilities and shareholders' equity ...............      $ 16,064,335       $ 30,270,740
                                                                ============       ============

See accompanying notes to financial statements.

                               SEAMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Quarter Ended                       Nine Months Ended
                                                     -------------------------------       -------------------------------
                                                       March 31,          March 31,          March 31,          March 31,
                                                         1996               1997               1996               1997
                                                     ------------       ------------       ------------       ------------
Revenues:
   Manufacturing ..............................      $  4,478,084       $  8,840,330       $ 11,643,157       $ 22,853,466
   Engineering ................................         2,562,224          5,454,717          5,763,107         13,528,160
                                                     ------------       ------------       ------------       ------------
                                                        7,040,308         14,295,047         17,406,264         36,381,626

Costs of revenues:
   Manufacturing ..............................         3,230,551          7,062,020          8,848,971         18,306,476
   Engineering ................................         2,134,546          4,784,081          5,196,465         11,914,390
                                                     ------------       ------------       ------------       ------------
                                                        5,365,097         11,846,101         14,045,436         30,220,866
                                                     ------------       ------------       ------------       ------------

Gross margin ..................................         1,675,211          2,448,946          3,360,828          6,160,760

Marketing, general and
   administrative expenses ....................         1,030,289          1,338,509          2,080,490          3,260,599
                                                     ------------       ------------       ------------       ------------

Operating income ..............................           644,922          1,110,437          1,280,338          2,900,161

Other income (expense) net:
   Interest ...................................           (41,682)            97,657           (146,207)            (3,466)
   Other ......................................            (4,360)           (10,479)            (6,975)           (26,977)
                                                     ------------       ------------       ------------       ------------
                                                          (46,042)            87,178           (153,182)           (30,443)
                                                     ------------       ------------       ------------       ------------

Income before income taxes ....................           598,880          1,197,615          1,127,156          2,869,718

Income tax provision ..........................           203,691            419,165            383,305          1,004,401
                                                     ------------       ------------       ------------       ------------

Net income ....................................      $    395,189       $    778,450       $    743,851       $  1,865,317
                                                     ============       ============       ============       ============

Net income per share data:
   Primary ....................................      $       0.14       $       0.14       $       0.24       $       0.45
                                                     ============       ============       ============       ============
   Fully diluted ..............................      $       0.10       $       0.14       $       0.19       $       0.39
                                                     ============       ============       ============       ============

Weighted average common shares and equivalents:
   Primary ....................................         2,322,441          5,562,144          2,317,565          3,963,903
                                                     ============       ============       ============       ============
   Fully Diluted ..............................         3,879,911          5,562,155          3,875,035          4,781,363
                                                     ============       ============       ============       ============

See accompanying notes to financial statements.

                               SEAMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                           March 31,
                                                                 ------------------------------
                                                                     1996               1997
                                                                 -----------       ------------
OPERATING ACTIVITIES
Net income ................................................      $   743,851       $  1,865,317
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation ...........................................          482,928            752,853
   Provision for bad debts ................................           15,416             86,627
   Deferred tax benefit ...................................          (30,203)                --
   Changes in operating assets and liabilities:
     Increase in accounts receivable ......................       (1,088,287)        (2,352,501)
     Increase in inventories ..............................       (1,101,661)        (3,491,803)
     Increase in accounts payable, accrued expenses, and
       deferred revenue ...................................        1,788,942          2,200,738
     Increase in other assets and prepaid expenses ........         (125,293)          (322,988)
                                                                 -----------       ------------
Net cash provided by (used in) operating activities .......          685,693         (1,261,757)

INVESTING ACTIVITIES
Purchases of equipment ....................................         (622,199)        (1,236,189)
Maturity of short-term investments ........................          200,000            902,432
Purchase of investments ...................................               --         (8,075,353)
                                                                 -----------       ------------
Net cash used in investing activities .....................         (422,199)        (8,409,110)

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of cost) ..........               --         14,760,897
Payment of preferred dividend .............................               --         (1,765,100)
Proceeds from stock option exercised ......................           91,817             24,182
Net payments of credit line ...............................         (555,000)        (1,817,000)
Proceeds from notes payable ...............................          600,000                 --
Principal payments on notes payable .......................         (264,801)        (1,062,629)
                                                                 -----------       ------------
Net cash (used in) provided by financing activities .......         (127,984)        10,140,350
                                                                 -----------       ------------
Net increase in cash ......................................          135,510            469,483
Cash and cash equivalents at beginning of period ..........           70,383              2,912
                                                                 -----------       ------------
Cash and cash equivalents at end of period ................      $   205,893       $    472,395
                                                                 ===========       ============

See accompanying notes to financial statements.

--------------------------------------------------------------------------------

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

         Unaudited Interim Financial Information

         The financial information as of March 31, 1997 and for the periods ended March 31, 1996 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented according to the rules and regulations of the Securities and Exchange Commission and, accordingly, does not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996, included in its Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

         Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and preferred stock will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 of $.01 and $.50 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

         2.       INITIAL PUBLIC OFFERING

         On November 19, 1996, the Company completed an initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of $14,761,000. Of the net proceeds, the Company used $1,765,000 to pay a cumulative preferred dividend on its convertible redeemable preferred stock, $1,831,000 to pay down its line of credit with a bank to zero and $1,296,000 to pay off in full three notes payable to the bank. In conjunction with the offering, all of the Company's convertible redeemable preferred stock outstanding immediately prior to the offering was converted into 3,934,029 shares of common stock.

         3.       INVENTORIES

         Inventories consist of the following:

                                                       June 30,      March 31,
                                                         1996          1997
                                                      ----------   -----------
                 Work-in-process                      $2,490,710   $ 3,148,362

                 Purchased and manufactured parts      4,206,538     7,040,689
                                                      ----------   -----------
                                                      $6,697,248   $10,189,051
                                                      ==========   ===========

         4.       INVESTMENTS

         Investments are classified as held to maturity. Investments are reported at cost net of unamortized premium or discount. All investments mature within one year.

--------------------------------------------------------------------------------

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

         SeaMED has historically designed, developed and manufactured certain proprietary instruments. SeaMED expects that fiscal year 1997 will be the last year in which it derives revenues from such instruments. SeaMED thereafter will derive its revenues exclusively by manufacturing instruments for its customers. SeaMED's revenues from its proprietary instruments were $308,000 and $1,184,000, respectively, in the quarter and nine months ended March 31, 1997. SeaMED's revenues from its proprietary instruments were $1.2 million, $923,000 and $1.4 million in fiscal years 1994, 1995 and 1996.

         Marketing, general and administrative expenses include the costs of SeaMED's marketing, finance, and management information systems departments and other administrative costs. In addition, marketing, general and administrative expenses include the cost of a Company-wide bonus tied to operating performance.

RESULTS OF OPERATIONS

         The following table sets forth statement of income data as a percentage of revenues for the periods indicated.

                                           Quarter Ended     Nine Months Ended
                                             March 31,           March 31,
                                          ---------------    -----------------
                                           1996      1997     1996        1997
                                          -----     -----    -----       -----
Revenues                                  100.0%    100.0%   100.0%      100.0%
Cost of sales                              76.2      82.9     80.7        83.1
                                          -----     -----    -----       -----
Gross margin                               23.8      17.1     19.3        16.9
Marketing, general and administrative      14.6       9.3     12.0         8.9
                                          -----     -----    -----       -----
Operating income                            9.2       7.8      7.4         8.0
Other income (expenses) net                (0.7)      0.6     (0.9)       (0.1)
                                          -----     -----    -----       -----
Income before income taxes                  8.5       8.4      6.5         7.9
Income tax provision                        2.9       3.0      2.2         2.8
                                          -----     -----    -----       -----
Net income                                  5.6%      5.4%     4.3%        5.1%
                                          =====     =====    =====       =====

         Revenues

         The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.

                             Quarter Ended March 31,                              Nine Months Ended March 31,
                  -----------------------------------------------------   ----------------------------------------------------
                          1996                   1997                            1996                  1997
                  --------------------   -------------------              -------------------   -------------------
                               % of                  % of                             % of                  % of
                               Total                 Total        %                   Total                 Total        %
                  Revenues    Revenues   Revenues   Revenues   Increase   Revenues   Revenues   Revenues   Revenues   Increase
                  --------    --------   --------   --------   --------   --------   --------   --------   --------   --------
Manufacturing      $4,478      63.6%     $ 8,840      61.8%      97.4%    $11,643      66.9%    $22,853      62.8%      96.3%
Engineering         2,562      36.4        5,455      38.2      112.9%      5,763      33.1      13,528      37.2      134.7%
                   ------     -----      -------     -----                -------     -----     -------     -----
   Total Revenues  $7,040     100.0%     $14,295     100.0%     103.0%    $17,406     100.0%    $36,382     100.0%     109.0%
                   ======     =====      =======     =====                =======     =====     =======     =====

         Manufacturing revenues increased by approximately $4.4 million from the third quarter of fiscal year 1996 to the third quarter of fiscal year 1997 and approximately $11.2 million from the first nine months of fiscal year 1996 to the first nine months of fiscal year 1997, due primarily to a new nonmedical product manufactured for Coinstar under a nonexclusive contract adding approximately $3.2 million in revenues for the third quarter and $7.6 million for the first nine months of fiscal year 1997, new instruments adding approximately $1.4 million in revenues for the third quarter and $1.7 million for the first nine months, and increased revenues from existing instruments adding approximately $1.9 million for the third quarter and $4.9 million for the first nine months. SeaMED began sales to Coinstar in the fourth quarter of fiscal year 1996. Sales to Coinstar in the third quarter of fiscal year 1997 represented approximately 24.6% of total revenues and approximately 36.0% of manufacturing revenues. Sales to Coinstar represented a higher percentage of manufacturing revenues in the third quarter of fiscal year 1997 than in either the second or first quarters due to fluctuations in the volume and timing of product deliveries required by Coinstar. Management expects that sales to Coinstar will represent a smaller percentage of manufacturing revenues in the future. Sales to Coinstar in the first nine months of fiscal year 1997 represented approximately 23.6% of total revenues and 33.3% of manufacturing revenues. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of other instruments. Significant manufacturing revenues were generated by 14 instruments and one nonmedical product in the first nine months of fiscal year 1996 and the first nine months of fiscal year 1997 (not all the same in each year).

         Engineering revenues increased by approximately $2.9 million from the third quarter of fiscal year 1996 to the third quarter of fiscal year 1997 and increased by approximately $7.8 million from the first nine months of fiscal year 1996 to the first nine months of fiscal year 1997, due primarily to new projects adding approximately $3.0 million in revenues for the third quarter and $7.0 million for the first nine months, and increased time and hourly rates being billed on existing projects adding approximately $737,000 in revenues for the third quarter and $2.6 million for the first nine months. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or cancelled.

         SeaMED intends to maintain as its primary focus the design and manufacturing of advanced medical instruments for medical technology companies. Management expects the percentage of the Company's revenues derived from nonmedical products to decline in subsequent quarters unless SeaMED undertakes to manufacture another high-volume nonmedical product or its nonmedical product customers require increases in the volume or acceleration of the timing of their product deliveries.

         Gross Margin

         The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.

                                  Quarter Ended March 31,                     Nine Months Ended March 31,
                       -------------------------------------------  -------------------------------------------
                               1996                   1997                  1996                   1997
                       --------------------   --------------------  ---------------------  --------------------
                         Gross      Gross       Gross      Gross      Gross       Gross      Gross      Gross
                       Margin($)  Margin(%)   Margin($)  Margin(%)  Margin($)   Margin(%)  Margin($)  Margin(%)
                       ---------  ---------   ---------  ---------  ---------   ---------  ---------  ---------
                                                            (dollars in thousands)
Manufacturing           $1,247      27.9%      $1,778      20.1%     $2,794       24.0%     $4,547      19.9%
Engineering                428      16.7%         671      12.3%        567        9.8%      1,614      11.9%
                        ------                 ------                ------                 ------
  Total gross margin    $1,675      23.8%      $2,449      17.1%     $3,361       19.3%     $6,161      16.9%
                        ======                 ======                ======                 ======

         Manufacturing gross margin decreased from 27.9% of manufacturing revenues in the third quarter of fiscal year 1996 to 20.1% in the third quarter of fiscal year 1997, due primarily to changes in the product mix, with instruments and products with lower gross margins providing a larger dollar volume of manufacturing revenue. In addition, the Company had several instruments in preproduction in the third quarter of fiscal year 1997 compared to no instruments in preproduction in the third quarter of fiscal year 1996. The decrease in the manufacturing gross margin percentage from 24.0% in the first nine months of fiscal year 1996 to 19.9% in the first nine months of fiscal year 1997 was primarily attributable to losses on a medical instrument that was phased out of full production in the second quarter of fiscal year 1997, to changes in the product mix as described above and to more instruments (and greater corresponding dollar volumes) being in preproduction in the first nine months of fiscal year 1997 than in the first nine months of fiscal year 1996. Due primarily to the product mix and the dollar volume of instruments in preproduction, management expects the fiscal year 1997 manufacturing gross margin percentage to be lower than the fiscal year 1996 manufacturing gross margin percentage of 23.6%. Engineering gross margin decreased from 16.7% of engineering revenues in the third quarter of fiscal year 1996 to 12.3% in the third quarter of fiscal year 1997. This decrease was primarily attributable to unusually high utilization of engineers in the third quarter of fiscal year 1996 and a lag time prior to incurring certain fixed engineering costs related to the increased utilization. The increase in the engineering gross margin percentage from 9.8% for the first nine months of fiscal year 1996 to 11.9% for the first nine months of fiscal year 1997 was primarily attributable to (i) spreading certain fixed engineering costs over a higher revenue base, (ii) better utilization of engineers, and (iii) increased hourly rates for engineering services. Management expects the fiscal year 1997 engineering gross margin percentage to be near 11%.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased from $1.0 million in the third quarter of fiscal year 1996 to $1.3 million in the third quarter of fiscal year 1997, but as a percentage of revenues decreased from 14.6% to 9.3% for the respective quarters. Marketing, general and administrative expenses increased from $2.1 million in the first nine months of fiscal year 1996 to $3.3 million in the first nine months of fiscal year 1997 due primarily to increases in the number of personnel in the relevant departments and in management information systems costs. As a percentage of revenues, however, marketing, general and administrative expenses decreased from 12.0% to 8.9% for the respective nine month periods. The decrease in marketing, general and administrative expenses as a percentage of revenues is due to the Company's ability to support increased revenues without a proportionate increase in marketing, general and administrative resources.

         Operating Income

         Operating income increased 72.2% from $645,000 (9.2% of revenues) in the third quarter of fiscal year 1996 to $1.1 million (7.8% of revenues) in the third quarter of fiscal year 1997 and increased 126.5% from $1.3 million (7.4% of revenues) in the first nine months of fiscal year 1996 to $2.9 million (8.0% of revenues) in the first nine months of fiscal year 1997, due primarily to increased revenues and a decrease in marketing, general and administrative expenses as a percentage of revenues, offset in part by the lower gross margin percentage.

         Other Income (Expenses), Net

         During the third quarter of fiscal year 1997 the Company earned approximately $98,000 on the short-term investment of a portion of the net proceeds from its initial public offering of securities. Management expects that these net proceeds will be used for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES

         SeaMED has historically financed its operations through earnings, debt and sales of securities. In the first nine months of fiscal year 1996 SeaMED's operating activities provided cash of $686,000, due principally to the timing of fluctuations in accounts receivable, inventories and accounts payable. In the first nine months of fiscal year 1997, SeaMED's operating activities resulted in net uses of cash of $1.3 million. The net use of cash in the first nine months of fiscal year 1997 has occurred despite increased earnings, because SeaMED's growth has required substantial infusions of working capital primarily to support increased accounts receivable and inventories.

         As part of its strategy to finance its growth, on November 19, 1996, SeaMED completed its initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of approximately $14.8 million. Of the net proceeds, the Company used approximately $1.8 million to pay a cumulative preferred dividend on its convertible redeemable preferred stock, approximately $1.8 million to pay down its line of credit with Pacific Northwest Bank (the "Bank") to zero and approximately $1.3 million to pay off in full three notes payable to the Bank. SeaMED has invested most of the remaining net proceeds of approximately $7.6 million in instruments with maturities of less than one year.

         SeaMED expects to use the remaining net proceeds to continue funding working capital needs resulting from its growth and for general corporate purposes, including leasehold improvements and purchases of equipment. If the opportunity arises the Company may use a portion of the net proceeds to acquire other manufacturing or engineering businesses or assets that complement the Company's existing business. The Company currently is not engaged in any discussions regarding such acquisitions and has no plans, arrangements, understandings or agreements regarding any specific acquisition.

         SeaMED has a fixed-balance cash management arrangement with the Bank. Under this arrangement, the amount outstanding under SeaMED's cash investments or line of credit fluctuates daily based on the Company's receipts and disbursements. Under the line of credit, SeaMED can borrow up to 80% of eligible accounts receivable (less than 60 days outstanding) to a maximum of $4.0 million. Borrowings under the line bear interest at the Bank's prime rate plus
 .25% (8.75% at April 30, 1997) and are secured by receivables and inventories. At April 30, 1997, no borrowings were outstanding under the line of credit.

         SeaMED also has an unsecured subordinated note payable to Cordis Corporation, with an interest rate adjustment on each July 1 to the prime rate plus 2% (10% at April 30, 1997), with a maximum rate of 10% and a minimum rate of 7%. The note is due in monthly payments of $17,000 through May 2001. At April 30, 1997, the balance outstanding on this note was approximately $674,000.

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

         SeaMED recently accelerated its timetable for occupying additional space in a new building so that it will occupy 60,000 new square feet of space during May 1997. SeaMED currently has approximately 88,000 square feet of space. Due in large part to preparing the new space for occupancy, SeaMED's capital expenditures increased to approximately $601,000 in the third quarter of fiscal year 1997 from a combined total of $635,000 in the first and second quarters of fiscal year 1997. Management anticipates that the amount of capital expenditures in the fourth quarter of fiscal year 1997 will be closer to the third quarter's than either the first or second quarter's, because the Company expects to complete purchasing and installing the furniture and equipment, communication and information systems, leasehold improvements and other items needed to occupy the 60,000 additional square feet of space. Capital expenditures were $876,000 in fiscal year 1994, $1.2 million in fiscal year 1995 and $1.5 million in fiscal year 1996.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 6(A).      EXHIBITS.

Exhibit 3.1+    Articles of Incorporation of the Registrant
Exhibit 3.2+    Bylaws of the Registrant
Exhibit 10.1    1997 SeaMED Corporation Employee Nonqualified Stock Option Plan
Exhibit 11.1    Statement regarding computation of net income per share
Exhibit 27.1    Financial Data Schedule


----------
+ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

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


By           /s/  W. ROBERT BERG                           5/19/97
    ------------------------------------------         --------------------
                  W. Robert Berg                       Date
            Principal Executive Officer


By            /s/ EDGAR F. RAMPY                           5/19/97
    ------------------------------------------         --------------------
                  Edgar F. Rampy                       Date
            Principal Financial Officer

                                                   EXHIBIT INDEX


Exhibit
Number                                 Description                                   Page
-------                                -----------                                   ----
Exhibit 3.1+   Articles of Incorporation of the Registrant.............................
Exhibit 3.2+   Bylaws of the Registrant................................................
Exhibit 10.1   1997 SeaMED Corporation Employee Nonqualified Stock Option Plan.........
Exhibit 11.1   Statement regarding computation of net income per share.................
Exhibit 27.1   Financial Data Schedule.................................................

----------
+ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.









                                       (i)