Form 10-K
period 1997-07-03
SEAMED CORP
filed 1997-10-01
CIK 937289

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED JULY 3, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  --------------- TO ---------------

                         COMMISSION FILE NUMBER 0-21727

                               SEAMED CORPORATION
            (EXACT NAME OF REGISTRATION AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                    91-1002092
   (STATE OF INCORPORATION OF ORGANIZATION)      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
    14500 NORTHEAST 87TH STREET, REDMOND,
                  WASHINGTON                                    98052-3431
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (425) 867-1818
                        (REGISTRANT'S TELEPHONE NUMBER)

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
                     NONE                                          NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
          COMMON STOCK, NO PAR VALUE                     THE NASDAQ STOCK MARKET

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last ninety days.    Yes [X]    No [ ]

    Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value (based on the NASDAQ quoted closing price) of the common stock held by non-affiliates (4,059,476 shares) of the Registrant at September 18, 1997 was approximately $73,070,568. As of September 18, 1997, there were 5,274,773 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of Form 10-K, Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions, is included in the Company's proxy statement filed with the Securities and Exchange Commission.

================================================================================

                               SEAMED CORPORATION
                                   FORM 10-K

     SeaMED Corporation's ("SeaMED" or the "Company") fiscal year consists of the 52/53-week period that ends on the Thursday nearest to June 30, and SeaMED's fiscal quarters end on the Thursdays nearest to September 30, December 31 and March 31. For convenience of presentation, all fiscal periods in this Form 10-K are shown as ending on a calendar monthend.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     SeaMED manufactures advanced durable electronic medical instruments for medical technology companies, often as part of systems that also include single-use components. To assist its customers in developing and commercializing their instruments for manufacture by SeaMED, the Company provides a wide range of engineering services and regulatory expertise. During fiscal year 1997, SeaMED manufactured or engineered medical instruments for both established and emerging medical technology companies. SeaMED from time to time selectively designs and manufactures nonmedical commercial products that benefit from SeaMED's engineering and manufacturing capabilities. Currently, SeaMED manufactures one such product, a coin-counting machine that exchanges loose coins for currency, for Coinstar, Inc. ("Coinstar").

     Since 1988, SeaMED has focused its business primarily on manufacturing medical instruments for medical technology companies and believes it is the largest independent manufacturer of advanced medical instruments for medical technology companies. As part of its growth strategy, SeaMED continues to expand its engineering expertise, regulatory knowledge and manufacturing capabilities, thereby allowing it to design and manufacture a broader range of medical instruments. SeaMED also utilizes its existing resources and expertise by accepting high value-added engineering and manufacturing contracts for select nonmedical products. During fiscal year 1997 SeaMED changed its state of incorporation to Washington from Delaware.

INDUSTRY OVERVIEW

     Demand for health care has grown rapidly in recent years, and is expected to continue to increase as the population ages. Advancements in science, medicine, and computers have dramatically expanded the number and variety of effective medical procedures. The most advanced medical procedures and techniques, many of which use advanced medical instruments, now are common treatments under many health insurance plans. As insurance companies and federal and state governments have expanded the medical procedures for which health care providers would be reimbursed, demand has grown for the medical instruments and systems needed for these procedures. More recently, in response to increasing pressure to control rising health care costs, medical technology companies have developed advanced medical instruments and systems that improve patient outcomes and lessen the overall cost of health care by reducing palliative care and acute hospital stays.

     As medical products have incorporated the latest developments in computers, electronics, materials and other technologies, the cost of product development and the length of the development cycle have increased substantially. The risks in developing and launching new medical products also have increased significantly as competition in the highly fragmented medical technology industry has increased. As a result, medical technology companies face increased pressure to bring new products to market in the shortest possible time, reduce costs, maintain or increase market share and accelerate realization of revenue.

     At the same time, the Food and Drug Administration (the "FDA") and the European Community have adopted increasingly stringent and evolving regulatory requirements for the design and manufacture of medical products. In the United States, certain medical products are subject to the FDA's premarket approval application ("PMA") requirements and many medical products require premarket clearance. In addition, products are subject to regulation with respect to manufacture, labeling, distribution, postmarket reporting and promotion. And as of June 1997, the FDA requires the design of medical devices to satisfy a specific engineering design control process. Under European quality standards to be effective in 1998, the design of medical products must satisfy specific engineering design process standards. To market and sell their products, medical technology companies must invest significant financial resources to establish and maintain manufacturing facilities that comply with the FDA's good manufacturing practices ("GMP") requirements and the European Community's quality system standards, particularly if the facilities produce life-supporting, life-sustaining, or implantable products. After the often lengthy and time-consuming process of obtaining FDA marketing authorization and ISO certification, medical technology companies must devote substantial managerial oversight to ensure continued compliance with FDA and European Community requirements.

     SeaMED believes that the trend toward outsourcing medical product engineering and manufacturing is in its early stages and outsourcing revenues represent a very small percentage of the more than $30 billion medical technology industry. SeaMED also believes that medical technology companies will expand their outsourcing of engineering and manufacturing and that SeaMED is well positioned for such expansion. With intensified competition, higher initial product development costs, and longer product development and regulatory cycles, many of SeaMED's customers have chosen to concentrate product development and manufacturing resources on higher-volume single-use components and to outsource the development and manufacturing of durable medical instruments.

THE SEAMED ADVANTAGES

     SeaMED provides integrated solutions to the engineering, regulatory and manufacturing challenges of advanced medical instruments. SeaMED offers its customers the following advantages:

     - Broad Experience With Numerous Advanced Medical Instruments. In fiscal year 1997 SeaMED manufactured 14 different advanced medical instruments that incorporate diverse technologies. As of the end of fiscal year 1997, SeaMED had in its engineering project pipeline an additional 18 instruments or systems that it believes have a good chance of some day producing significant manufacturing revenues. As a result, SeaMED has considerable expertise in addressing its customers' product development, engineering, manufacturing and regulatory issues.

     - Focus on Core Functions. By relying on SeaMED's engineering and manufacturing capabilities, customers can focus management efforts on product research, clinical development and sales and marketing, as well as manufacturing their higher-volume, single-use components. In addition, SeaMED's customers can shift to variable costs the high fixed costs associated with staffing and maintaining GMP-compliant facilities for durable medical instruments.

     - Production Flexibility. SeaMED's broad customer base permits it to offer its customers production flexibility, which enables customers to adjust production volumes in response to fluctuations in market demand or regulatory issues.

     - Rapid Product Development. SeaMED believes that, with its engineering and manufacturing capabilities, it can more rapidly develop and manufacture new products at a lower overall cost than its customers, which otherwise expend significant time and financial resources to develop internal engineering expertise, establish GMP-compliant manufacturing facilities and obtain ISO certification.

     - Regulatory Compliant Manufacturing. SeaMED's medical manufacturing facilities are ISO 9001/EN 46001 certified and SeaMED believes that they comply with GMP requirements. Due to the critical nature of regulatory compliance, SeaMED devotes significant management time and financial resources to GMP compliance and ISO certification.

     - Integrated Engineering and Manufacturing. SeaMED provides a wide range of engineering services, and has the capabilities to provide complete instrument or system design (including engineering, testing, component analysis and regulatory compliance), which enhances its manufacturing business. By integrating engineering design work with manufacturing processes, materials acquisitions and quality and regulatory considerations, SeaMED believes that it can increase the quality and lower the overall cost of the instruments that it manufactures for its customers.

CUSTOMERS AND PRODUCTS

     SeaMED's customers include some of the world's largest medical technology companies as well as many emerging medical technology companies. During fiscal year 1997 SeaMED derived significant manufacturing revenues from 14 medical instruments manufactured for 15 different customers. As of the end of fiscal year 1997, SeaMED had in its engineering project pipeline 18 instruments or systems that it believes have a good chance of some day producing significant manufacturing revenues. In addition, SeaMED has seven projects in its pipeline that are enhancements of existing instruments or systems that SeaMED and the customer believe will extend the life-cycle of the instrument. The 25 projects are performed for 23 different customers. Although management believes that the 25 projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook: Issues and Uncertainties."

     SeaMED derived significant manufacturing revenues from 12 medical instruments for 13 different customers during fiscal year 1996. As of the end of fiscal year 1996, SeaMED had in its engineering project pipeline eight instruments, all of which were new instruments, for eight different customers.

     The only nonmedical commercial product that generated significant manufacturing revenues during fiscal years 1997 and 1996 was the Coinstar coin-counting machine. As of the end of each of fiscal years 1997 and 1996, SeaMED had in its engineering project pipeline one nonmedical commercial product.

     SeaMED's sales to Coinstar represented approximately 25% of SeaMED's revenues for fiscal year 1997. SeaMED's sales to United States Surgical Corporation were approximately 11% of SeaMED's revenues for fiscal year 1997. In fiscal year 1996, Boston Scientific Corporation (through two subsidiaries) and C.R. Bard, Inc. each accounted for more than 10% of the Company's revenues. SeaMED has ongoing contracts with Coinstar, United States Surgical Corporation and one subsidiary of Boston Scientific Corporation, but manufactures on a purchase order basis for C. R. Bard, Inc. and another subsidiary of Boston Scientific Corporation.

     SeaMED negotiates separate contracts with its customers for engineering design services and product manufacturing. Most projects begin with an engineering design contract. As a business strategy, SeaMED generally prices engineering contracts to cover direct project expenses (i.e., nonrecurring engineering expenses) plus a share of operating expenses. SeaMED's objective is to obtain the exclusive manufacturing rights to medical instruments for a specific time period, generally three to five years. SeaMED believes that no customer has replaced SeaMED as its manufacturer.

     The only nonmedical commercial product currently manufactured by SeaMED is the Coinstar coin-counting machine. SeaMED may from time to time selectively design and manufacture other nonmedical commercial products that can benefit from SeaMED's engineering and manufacturing capabilities. SeaMED currently manufactures Coinstar's machines under a one-year nonexclusive manufacturing agreement with Coinstar that allows Coinstar to cancel or modify orders with SeaMED on 90 days' notice, except for product orders scheduled for delivery within 90 days. The agreement automatically renews for additional one-year terms if neither party gives notice of termination, and it has been renewed through August 31, 1998. Under the terms of the agreement, in the event that Coinstar cancels product orders, Coinstar has agreed to reimburse SeaMED for certain raw material and related costs. SeaMED believes its experience in manufacturing the large and complex Coinstar machine has expanded its manufacturing expertise. SeaMED intends to maintain as its primary focus the design and manufacturing of advanced medical instruments for medical technology companies.

ENGINEERING

     SeaMED will provide its customers with engineering services at any stage of an instrument's development. Customers in many cases rely on SeaMED for complete instrument design (including engineering, testing, component analysis and regulatory compliance). In other cases, customers deliver final drawings for instruments they believe are ready for manufacturing. SeaMED then reviews and tests the existing design prior to manufacturing the instrument and, in many cases, SeaMED's engineers are able to identify and offer alternatives to the customer's design that improve performance or produce manufacturing efficiencies.

     SeaMED approaches each engineering project using a team structure, each team being a multi-disciplinary collection of engineers and technicians who understand the technical requirements of the particular project. Each team includes representatives from other engineering disciplines, including one or more manufacturing, test and quality engineers, who help design an instrument that can be manufactured in a manner that meets or exceeds customer specifications and applicable regulatory requirements.

     SeaMED integrates its engineering staff throughout its operations, including sales and marketing, customer relations, materials management, quality assurance, regulatory compliance and manufacturing. SeaMED's engineers play a critical role in sales and marketing by assisting SeaMED's Vice President, Sales and Marketing, in evaluating requests for proposals and developing project-specific, solution-oriented responses, bids, cost estimates and project plans. Similarly, SeaMED project engineers act as customer contacts throughout the engineering design phase and have responsibility for all aspects of a customer's project, including coordinating the component parts necessary for the instrument, quality assurance procedures, regulatory compliance and the manufacturing process. SeaMED provides its customers with design information and other support during the 510(k) approval or PMA process, but does not assist in the testing, studies and human clinical trials associated with these processes. SeaMED provides testing services in the area of safety regulation, such as those necessary to obtain a listing by Underwriters Laboratories, Inc. SeaMED has made significant investments in state-of-the-art equipment to support its engineering design effort, including engineering design and testing stations and computer-aided design software.

     Each instrument, product design, patent and other proprietary right developed by SeaMED becomes the property of the customer, with SeaMED typically retaining the manufacturing rights to such instrument for a period generally ranging from three to five years. Generally, SeaMED provides nonrecurring engineering services under a project plan that identifies the engineering tasks, deliverables and schedule. Typically, such services are billed on a time and materials basis and are cancelable at any time. The project plan usually states that SeaMED is intended to be the manufacturer of the instrument, but does not specify the manufacturing terms. SeaMED typically provides a design defect warranty for 15 months to replace or repair instruments relating to the specific elements for which SeaMED had primary design responsibility.

     At June 30, 1997, SeaMED's engineering staff consisted of 90 engineers employed by SeaMED and 23 consulting or contract engineers. The engineering staff includes a variety of disciplines, as follows:

                                ENGINEERING CATEGORY          NUMBER
                        ------------------------------------  ------
                        Component...........................      2
                        Electrical Design...................     17
                        Electrical Test.....................     12
                        Manufacturing.......................     21
                        Mechanical Design...................     29
                        Reliability and Quality.............     22
                        Software Design.....................     10
                                                                ---
                                  Total.....................    113
                                                                ===

MANUFACTURING OPERATIONS

     As the engineering project nears completion, the members of the project team with direct responsibility for manufacturing, quality assurance, manufacturing/test engineering and materials assume a greater role. The team implements a materials management system and develops an assembly process and product testing and quality assurance procedures to produce high-quality instruments that satisfy customer specifications as well as GMP and ISO 9001 quality standards. Often, the manufacture of a particular instrument begins with production of a relatively small number of units of the instrument before it is approved for commercial use (known as "preproduction" units), which are used by the customer for clinical trials. SeaMED and the customer frequently make engineering and manufacturing refinements during the preproduction phase.

     Each instrument is manufactured in a dedicated manufacturing cell in the Company's manufacturing space. These cells are flexible and, within the same manufacturing location, can be expanded or modified as needed, enabling SeaMED to adjust production volumes quickly in response to customer orders. A significant limitation on this flexibility is that regulatory approvals may be required if a manufacturing cell must be moved from one facility to another. SeaMED is currently in the process of consolidating the manufacturing of, and support services for, all of its commercialized instruments into a new 60,000 square foot facility. Because certain instruments that will soon be manufactured at the new facility were initially approved for manufacture at another facility, some FDA approvals are required before the instruments can be manufactured in the new facility.

     SeaMED's customers generally submit purchase orders for delivery of instruments in future periods. As of June 30, 1997 and June 30, 1996, customers had placed purchase orders with SeaMED for future deliveries totaling $33 million and $12 million, respectively, with all such deliveries scheduled to occur before the end of the next fiscal year. The Company does not regard backlog data as a meaningful indicator of revenues for future periods because of its policy of generally allowing its customers to cancel orders at any time without notice.

     SeaMED uses a fully integrated materials requirements system. This system, which includes sales order entry, purchasing, inventory control, production control, and cost accounting, helps SeaMED manage material acquisitions and inventory for the various projects in full production at any one time and facilitates the planning and control essential to building products within critical time schedules.

     Manufacturing contracts are generally executed near completion of the engineering project, at which time SeaMED and the customer negotiate the term, pricing, warranty, indemnity and other provisions. Pricing typically is based on SeaMED's expected cost and an agreed-upon margin, both of which are subject to customer audit. Although manufacturing contracts rarely include minimum production requirements, they typically grant SeaMED exclusive manufacturing rights for periods generally ranging from three to five years. Contracts typically are terminable only for cause, which generally is defined as the failure to deliver instruments on a timely basis or the failure to comply with design specifications. In each case, SeaMED usually has an opportunity to cure the breach. SeaMED generally warrants conformity to design specifications and against defects in materials and workmanship and indemnifies its customers against losses arising out of a breach of such warranty. In addition, SeaMED in many cases enters into repair and service agreements with its customers that set forth the pricing and terms under which SeaMED provides repair and replacement parts, and needed services and upgrades not covered under warranty. Although most of SeaMED's manufacturing is performed under long-term manufacturing contracts, some instruments are manufactured only under purchase orders.

QUALITY ASSURANCE AND REGULATORY COMPLIANCE

     SeaMED emphasizes quality throughout its operations and integrates its quality assurance and quality engineering programs throughout each instrument's engineering and manufacturing phases, a process that involves SeaMED's senior management and executive officers. Quality assurance procedures are integrated into every aspect of an instrument's manufacturing cycle. SeaMED establishes a quality assurance program for each instrument, which includes a "zero defects" objective. Substantially all component parts and outside-contracted product subassemblies receive a control number and are inspected and, if necessary, tested. SeaMED requires all vendors that supply components to satisfy certain quality standards. On the manufacturing floor, quality assurance personnel implement quality procedures at interim points during the assembly process and conduct a final-level test when the instrument is fully assembled and ready for shipping. In addition, prior to shipping, a quality inspector reviews each instrument for proper labeling and paperwork.

     SeaMED is registered with the FDA as a medical device manufacturer. As a manufacturer of instruments reviewed under the PMA process, SeaMED is subject to inspections by the FDA prior to PMA approval. SeaMED is also subject to other regularly scheduled and unscheduled FDA audits.

     SeaMED has ISO 9001/EN 46001 certification. ISO 9000 is the first quality system standard to gain worldwide recognition, including in the European Community, Japan and the United States. As many medical technology companies expand sales of products in international markets, compliance with international quality standards has increased in importance. SeaMED's ISO 9001 designation is the highest level of ISO 9000 certification and indicates that SeaMED has met design, manufacture and test standards for its products. SeaMED's EN 46001 designation indicates that it has met additional standards specific to medical instruments.

     SeaMED's ISO 9001/EN 46001 certification serves as a marketing tool that enhances SeaMED's competitive position in the industry, especially with respect to medical technology companies with internal manufacturing facilities that have not gone through the costly and time-consuming ISO certification process. SeaMED underwent a number of ISO quality and FDA regulatory audits during fiscal year 1997 with the result of no adverse findings.

SALES AND MARKETING

     SeaMED generates new business opportunities by promoting its engineering design and manufacturing capabilities at industry trade shows, by advertising in leading industry publications, and by obtaining referrals from customers, former employees of customers and other parties familiar with SeaMED's services. While SeaMED's sales and marketing department consists solely of the Vice President, Sales and Marketing, other executive officers and project engineers participate extensively in sales and marketing activities. SeaMED believes it can effectively market and sell its engineering and manufacturing capabilities while maintaining a small sales and marketing staff.

COMPETITION

     For established medical technology companies, SeaMED's primary competitor is the internal design and manufacturing facilities of its prospective customer. For emerging companies, SeaMED competes both with the customer's internal design and manufacturing facilities (planned or operational), other manufacturers that operate in the medical technology industry and, to a lesser extent, with specialty design firms, most of which do not have manufacturing capabilities. The primary competitive factors in medical instrument design and manufacturing include quality, regulatory compliance, technical engineering competence, cost of the nonrecurring engineering design component, price of the manufactured product, experience, customer service, and ability to meet a design and production schedule.

     Competition is primarily limited to those companies that meet the minimum applicable regulatory requirements of the FDA and international manufacturing and design standards. In the future, SeaMED is likely to compete against new entrants into the industry as outsourcing expands in medical technology products. For example, medical technology companies with design and manufacturing capabilities (especially those with excess capacity) and large electronic contract manufacturers and defense department contractors with extensive nonmedical engineering expertise may undertake design and/or manufacture of medical instruments. Although SeaMED is not aware of substantial competition from these sources to date, there can be no assurance that these, or other formidable, competitors will not aggressively expand into SeaMED's targeted market segment in the future.

GOVERNMENTAL REGULATION

     SeaMED's business and operations are subject to substantial governmental regulation, primarily from the FDA in the United States and the regulatory bodies in other countries, as described below. While these regulations directly affect SeaMED's design and manufacturing operations, to a greater extent they affect SeaMED's customers and their products. To the extent that production of a customer's instrument is delayed or cancelled due to regulatory noncompliance, the timing and levels of revenues received by SeaMED may be affected adversely.

  United States

     Because SeaMED provides design and manufacturing services to producers of medical devices, SeaMED's manufacturing facilities are subject to extensive regulation by the FDA under the Federal Food,

Drug, and Cosmetic Act, as amended (the "FDC Act"). Manufacturers of medical devices must comply with applicable provisions of the FDC Act and associated regulations governing the design, development, testing, manufacturing, labeling, marketing and distribution of medical devices and the reporting of certain information regarding their safety. The FDC Act requires PMA approval before certain medical devices can be marketed.

     The FDA classifies medical devices into three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure product safety and efficacy. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to GMP) and Class II devices are subject to general and special controls (e.g., performance standards and guidelines). Generally, Class III devices are higher-risk devices and cannot be marketed until after receiving FDA PMA approval.

     A premarket approval application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical and clinical trial data to demonstrate safety and efficacy of the device. The application also must contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the instrument and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling. Although SeaMED's services do not extend to assistance with testing, studies and human clinical trials, SeaMED does provide its customers with required design information and other support during the PMA process. Typically, the FDA will inspect the manufacturer prior to granting PMA approval. If the FDA identifies deficiencies in the manufacturing process, it could delay PMA approval. Delays in the PMA process can affect the timing of manufacturing services provided by SeaMED. Currently, an FDA review of a PMA application generally takes one to two years from the date the application is submitted, but often is significantly extended by an FDA request for more information or clarification of information previously submitted. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which PMA approval has been sought have never been approved for marketing. Until a device subject to the PMA requirement receives PMA approval, it cannot be sold commercially in the United States. After PMA approval is obtained, subsequent modifications to the device, its labeling or manufacturing may require additional FDA approvals.

     For Class I and Class II devices, and certain Class III devices, FDA clearance may be obtained through a 510(k) notification, pursuant to which the FDA determines that a medical device is "substantially equivalent" to an existing, legally marketed predicate device or a predicate device marketed before May 28, 1976. Clinical testing of certain devices may be required as part of the 510(k) process. There can be no assurance that the FDA will find a device substantially equivalent and allow marketing of such device. Even if the device is found substantially equivalent, the clearance process may be delayed.

     Any instrument manufactured by SeaMED or distributed by its customers pursuant to FDA clearances or approvals is subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences associated with the use of the instrument. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with GMP regulations, which impose certain procedural and documentation requirements upon SeaMED with respect to manufacturing, quality assurance activities and maintenance of service records. Noncompliance with FDA regulations can result in, among other things, SeaMED and its customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant premarket clearance or PMA approval for products, withdrawal of marketing approvals, or a recommendation by the FDA that a customer not be permitted to enter into government contracts. The FDA also has the authority to require repair, replacement or refund of the cost of any device manufactured or distributed by a customer of SeaMED. In addition, the failure to be found in compliance with the FDA regulations could have an adverse effect on the Company's reputation. The FDA periodically inspects device manufacturers for compliance with FDA regulations. In addition, the FDA generally inspects a manufacturer prior to approving a PMA. There can be no assurance that the Company will be found in compliance with all applicable regulations during such an inspection. The failure to be found in compliance with the GMP regulations would result in FDA enforcement action against the Company, which could result in a diminution of the Company's reputation and an adverse effect on the Company's business, results of operations and financial condition.

  International

     Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. The export of devices is subject to FDA regulation. In some instances, prior FDA approval is needed. Commencing in 1998, in order to allow their instruments to move freely within the European Community, medical device manufacturers will be required to obtain certifications necessary to enable the "CE mark" to be affixed to their products. Because SeaMED is ISO 9001/EN 46001 certified, if a SeaMED customer is also ISO 9001 certified, the customer may be permitted to affix the CE mark to an instrument manufactured by SeaMED without the customer being subject to additional requirements. In addition, all medical device manufacturers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs and other regulatory barriers.

EMPLOYEES AND LABOR RELATIONS

     As of June 30, 1997, SeaMED employed a total of 317 people and retained 83 consulting or contract personnel in the following areas:

                                      CATEGORY                                NUMBER
        --------------------------------------------------------------------  ------
        Design and Engineering..............................................    189
        Preproduction and Manufacturing.....................................    147
        Quality Assurance...................................................     35
        Sales and Marketing, Finance and Administration.....................     29
                                                                                ---
                  Total.....................................................    400
                                                                                ===

     SeaMED considers its labor relations to be good and none of its employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     SeaMED leases three buildings in Redmond, Washington and one building in Bothell, Washington aggregating approximately 148,000 square feet, of which 60,000 square feet were occupied in fiscal year 1997. Three long-term leases cover approximately 140,000 square feet of space. Of the approximately 148,000 square feet currently occupied by SeaMED, approximately 110,000 square feet are used for manufacturing, approximately 31,000 square feet are used for engineering and approximately 7,000 square feet are used for administrative purposes.

     The 60,000 square feet of production space added in fiscal year 1997 is in one new building. The lease term is 10 years with two five-year renewal options. Based on anticipated growth in the number and size of manufacturing cells, SeaMED is in the process of moving substantially all of the manufacturing of commercialized instruments to the space in the new building. The 81,000 square feet in the two other buildings occupied under long-term leases are expected to serve SeaMED's administrative and engineering needs, as well as provide manufacturing space for commercial products and instruments in the early stages of preproduction. SeaMED anticipates entering into a commitment in the near future to lease an additional 80,000 square feet of space in stages beginning in January 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include employee-related issues and disputes with customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock commenced trading on the Nasdaq National Market on November 19, 1996. Prior to this point, the Company's common stock was not traded publicly. The high and low bids for the three quarters during which the Company's stock has been publicly traded were as follows:

                                QUARTER ENDED                      HIGH       LOW
            -----------------------------------------------------  ----       ---
            June 30, 1997........................................   21        14  1/2
            March 31, 1997.......................................   18 1/4    11
            December 31, 1996....................................   11 3/4     9  7/8

The Company had 177 shareholders of record as of June 30, 1997. No cash dividends have been declared on the Company's common stock to date and the Company does not intend a pay a cash dividend on common stock in the foreseeable future. Future earnings will be used as a source to finance the growth and development of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of June 30, 1997 and 1996, and for each of the periods ended June 30, 1997, 1996 and 1995, are derived from audited financial statements of the Company, which are included elsewhere in this Form 10-K. The selected financial data as of June 30, 1995, 1994 and 1993, and for each of the periods ended June 30, 1994 and 1993, are derived from audited financial statements not included herein.

                      SUMMARY FINANCIAL AND OPERATING DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED JUNE 30,
                                           -------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                           -------     -------     -------     -------     -------
STATEMENT OF INCOME DATA:
Revenues.................................  $52,134     $26,130     $17,661     $14,720     $ 9,582
Cost of sales............................   43,132      21,093      14,590      11,965       7,444
                                           -------     -------     -------     -------     -------
                                             9,002       5,037       3,071       2,755       2,138
Marketing, general and administrative
  expense................................    4,849       2,937       1,931       1,818       1,239
                                           -------     -------     -------     -------     -------
Operating income.........................    4,153       2,100       1,140         937         899
Other income (expense), net..............       41        (192)       (185)       (138)       (114)
                                           -------     -------     -------     -------     -------
Income before income taxes...............    4,194       1,908         955         799         785
Income tax benefit (provision)(1)........   (1,468)       (668)       (180)        208         245
                                           -------     -------     -------     -------     -------
Net income...............................  $ 2,726     $ 1,240     $   775     $ 1,007     $ 1,030
                                           =======     =======     =======     =======     =======
Net income per share data (2):
  Primary................................  $  0.60     $  0.42     $  0.25     $  0.39     $  0.42
  Fully diluted..........................  $  0.55     $  0.32     $  0.21     $  0.30     $  0.31

                                                                  JUNE 30,
                                           -------------------------------------------------------
                                            1997        1996        1995        1994        1993
                                           -------     -------     -------     -------     -------
BALANCE SHEET DATA:
Working capital..........................  $18,258     $ 4,997     $ 4,497     $ 3,307     $ 2,686
Total assets.............................   32,132      16,064       9,900       7,571       4,903
Notes payable to bank....................       --       1,817         555         990          --
Long-term debt, including current
  portion................................       --       1,748       1,517       1,653       1,370
Convertible redeemable preferred stock...       --       5,280       5,280       3,815       3,815
Total shareholders' equity (deficit).....   22,793       1,231         (38)       (672)     (1,713)

---------------

(1) For the fiscal years ended June 30, 1994 and 1993, reflects the benefit of utilization of net operating loss carryforwards, tax credit carryforwards and related changes in the deferred tax asset valuation allowance.

(2) See Note 1 of Notes to Financial Statements for an explanation of the number of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission. The data should be read in conjunction with the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

OVERVIEW

     SeaMED is a manufacturer of advanced medical instruments for medical technology companies. SeaMED was incorporated in 1976, and since 1988 has focused its business primarily on manufacturing medical instruments for medical technology companies. Although some of the instruments it manufactures may be exported by SeaMED's customers, all of SeaMED's sales occur in the United States. To assist its customers in developing and commercializing their products for manufacture by SeaMED, the Company provides a wide range of engineering services and regulatory expertise.

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

     SeaMED has historically designed, developed and manufactured certain proprietary instruments. SeaMED expects that it will not derive material revenues from proprietary instruments after fiscal year 1997. SeaMED expects to derive its future revenues exclusively by manufacturing instruments and providing engineering services for its customers. SeaMED's revenues from its proprietary instruments were $1.4 million, $1.4 million and $923,000 in fiscal years 1997, 1996 and 1995.

     Marketing, general and administrative expenses include the costs of SeaMED's marketing, finance, and management information systems departments and other administrative costs. In addition, marketing, general and administrative expenses include the cost of a Company-wide bonus tied to operating profit and return on operating assets based on an operating plan approved by the Board of Directors. Future payments will vary based on the Company's performance relative to plan objectives.

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal years indicated.

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                              1997        1996        1995
                                                              -----       -----       -----
    Revenues................................................  100.0%      100.0%      100.0%
    Cost of sales...........................................   82.7        80.7        82.6
                                                              ------      ------      ------
    Gross margin............................................   17.3        19.3        17.4
    Marketing, general and administrative expenses..........    9.3        11.3        10.9
                                                              ------      ------      ------
    Operating income........................................    8.0         8.0         6.5
    Other expenses, net.....................................     --         0.7         1.1
                                                              ------      ------      ------
    Income before income taxes..............................    8.0         7.3         5.4
    Income tax provision....................................    2.8         2.6         1.0
                                                              ------      ------      ------
    Net income..............................................    5.2%        4.7%        4.4%
                                                              ======      ======      ======

  Revenues

     The following table sets forth revenues with the corresponding percentage of total revenues and the year-to-year percentage increase for the fiscal years indicated.

                                                         YEAR ENDED JUNE 30,
                        --------------------------------------------------------------------------------------
                               1997                              1996                              1995
                        ------------------                ------------------                ------------------
                                    % OF                              % OF                              % OF
                                   TOTAL        %                    TOTAL        %                    TOTAL
                        REVENUES  REVENUES   INCREASE     REVENUES  REVENUES   INCREASE     REVENUES  REVENUES
                        -------   --------   --------     -------   --------   --------     -------   --------
Manufacturing.........  $32,984      63.3%      86.1%     $17,725      67.8%      48.4%     $11,941      67.6%
Engineering...........   19,150      36.7      127.8%       8,405      32.2       46.9%       5,720      32.4
                        -------    ------                 -------    ------                 -------    ------
Total revenues........  $52,134     100.0%      99.5%     $26,130     100.0%      48.0%     $17,661     100.0%
                        =======    ======                 =======    ======                 =======    ======

     Manufacturing revenues increased by approximately $15.3 million in fiscal year 1997 from fiscal year 1996, due primarily to a nonmedical product manufactured for Coinstar under a nonexclusive contract adding approximately $10.0 million in revenues, new instruments adding approximately $1.5 million in revenues and increased volumes from existing instruments adding approximately $7.6 million. Increases in manufacturing were offset by decreased volume of certain instruments and the phase-out of other instruments. SeaMED began manufacturing for Coinstar in the fourth quarter of 1996 and sales to Coinstar in fiscal year 1997 represented approximately 25% of total revenue and approximately 35% of manufacturing revenue. SeaMED management expects Coinstar sales as a percentage of total sales to decline in future fiscal years. 26 instruments and one nonmedical product contributed to manufacturing revenue in fiscal year 1997; however significant manufacturing revenues were generated by 14 medical instruments and one nonmedical product in fiscal year 1997. Engineering revenues increased by approximately $10.7 million in fiscal year 1997 from fiscal year 1996, due primarily to new projects adding approximately $2.1 million in revenues, and increased time and hourly rates on existing projects adding approximately $9.9 million. Approximately $5.3 million of the revenue increase from existing projects came from projects for United States Surgical Corporation. Sales to United States Surgical in fiscal year 1997 represented approximately 28% of engineering revenue and approximately 11% of total revenue. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing.

     Manufacturing revenues increased by approximately $5.8 million in fiscal year 1996 from fiscal year 1995, due primarily to new instruments adding approximately $653,000 in revenues, nonmedical products adding approximately $1.7 million in revenues and increased revenues from existing instruments adding approximately $5.2 million. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of other instruments. Although 18 and 23 instruments contributed to manufacturing revenues in fiscal years 1996 and 1995, respectively, significant manufacturing revenues were generated by 12 instruments in fiscal year 1996 and 13 instruments and one nonmedical product in fiscal year 1995. Engineering revenues increased by approximately $2.7 million in fiscal year 1996 from fiscal year 1995, due primarily to new projects adding approximately $2.0 million in revenues, and increased time and hourly rates being billed on existing projects adding approximately $3.0 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or cancelled.

     Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

  Gross Margin

     The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the fiscal years indicated.

                                                             YEAR ENDED JUNE 30,
                                    ---------------------------------------------------------------------
                                            1997                    1996                    1995
                                    ---------------------   ---------------------   ---------------------
                                      GROSS       GROSS       GROSS       GROSS       GROSS       GROSS
                                    MARGIN($)   MARGIN(%)   MARGIN($)   MARGIN(%)   MARGIN($)   MARGIN(%)
                                    ---------   ---------   ---------   ---------   ---------   ---------
                                                           (dollars in thousands)
Manufacturing......................  $ 6,615       20.1%     $ 4,184       23.6%     $ 2,611       21.9%
Engineering........................    2,387       12.5%         854       10.2%         460        8.0%
                                      ------                  ------                  ------
          Total gross margin.......  $ 9,002       17.3%     $ 5,038       19.3%     $ 3,071       17.4%
                                      ======                  ======                  ======

     Manufacturing gross margin decreased to 20.1% of manufacturing revenues in fiscal year 1997 from 23.6% in fiscal year 1996, due primarily to changes in the product mix to lower gross margin products, including the lower gross margin derived from Coinstar. Preproduction revenue, which produces lower gross margins, doubled as a percentage of sales in fiscal year 1997 from fiscal year 1996. Engineering gross margin as a percentage of engineering revenues increased to 12.5% in fiscal year 1997 from 10.2% in fiscal year 1996. This trend was due primarily to (i) spreading certain fixed engineering costs over a higher revenue base, (ii) high utilization of engineers, and (iii) increased hourly rates for engineering services. Management expects engineering gross margin as a percentage of revenues to be approximately 11% in the near term.

     Manufacturing gross margin increased to 23.6% in fiscal year 1996 from 21.9% in fiscal year 1995, due primarily to changes in the product mix to higher-margin products, including a decrease in the percentage of manufacturing revenues derived from products in preproduction. Engineering gross margin as a percentage of engineering revenues increased to 10.2% in fiscal year 1996 from 8.0% in fiscal year 1995 for the same reasons that engineering gross margin increased in fiscal year 1997.

  Marketing, General and Administrative Expenses

     The following table sets forth marketing, general and administrative expenses with the corresponding percentage of revenues for the fiscal years indicated.

                           YEAR ENDED JUNE 30,
-------------------------------------------------------------------------
        1997                      1996                      1995
---------------------     ---------------------     ---------------------
  MG&A         % OF         MG&A         % OF         MG&A         % OF
EXPENSES     REVENUES     EXPENSES     REVENUES     EXPENSES     REVENUES
--------     --------     --------     --------     --------     --------
                         (dollars in thousands)
 $4,849         9.3%       $2,938       11.3%        $1,931        10.9%

     Marketing, general and administrative expenses increased by approximately $1.9 million in fiscal year 1997 from fiscal year 1996, due primarily to increased Company-wide bonuses tied to operating performance, increases in headcount associated with the Company's growth and increased management information systems costs. Marketing, general and administrative expenses before bonuses represented 6.6% and 8.5% of revenues in fiscal years 1997 and 1996, respectively, as fixed costs were spread over a higher revenue base. If anticipated revenue growth occurs, SeaMED expects marketing, general and administrative expenses as a percentage of revenues to decline in the near term.

     Marketing, general and administrative expenses increased by approximately $1.0 million in fiscal year 1996 from fiscal year 1995 due primarily to increased Company-wide bonuses tied to operating performance and increased management information systems costs. Marketing, general and administrative expenses before bonuses represented 10.0% of revenues in fiscal year 1995.

  Operating Income

     The following table sets forth operating income with the corresponding operating margin as a percentage of revenues and the year-to-year percentage increase for the fiscal years indicated.

                                           YEAR ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------
                1997                                     1996                              1995
------------------------------------     ------------------------------------     -----------------------
OPERATING     OPERATING        %         OPERATING     OPERATING        %         OPERATING     OPERATING
 INCOME        MARGIN       INCREASE      INCOME        MARGIN       INCREASE      INCOME        MARGIN
---------     ---------     --------     ---------     ---------     --------     ---------     ---------
 $ 4,153         8.0%         97.7%       $ 2,100         8.0%         84.2%       $ 1,140         6.5%

     The $2.1 million increase in operating income in fiscal year 1997 from fiscal year 1996 is due primarily to an increase in sales volume and a decrease in marketing, general and administrative expenses as a percent of sales. In addition, engineering volume and gross margins improved. These improvements were offset by the decrease in manufacturing margins.

     The $960,000 increase in operating income in fiscal year 1996 from fiscal year 1995 is due primarily to an increase in both manufacturing volume and the manufacturing gross margin percentage. In addition, engineering volume and gross margins improved. These improvements were offset by the increase in marketing, general and administrative expenses, the most significant of which was the Company-wide bonus tied to operating performance.

  Income Taxes

     The Company's effective tax rate was 35% in fiscal years 1997 and 1996 and 18.9% in fiscal year 1995. Differences from the federal statutory income tax rate of 34% for fiscal year 1995 resulted primarily from the use of net operating loss carryforwards and tax credits and the reversal of valuation allowances due to changes in the estimate of realizable deferred tax assets. The Company expects the future effective tax rate to remain stable at a rate that approximates the federal statutory rate of 34%.

LIQUIDITY AND CAPITAL RESOURCES

     SeaMED has historically financed its operations through earnings, debt and sales of securities. In fiscal years 1997 and 1996 SeaMED's operating activities resulted in net uses of cash of $2.0 million and $296,000. These net uses of cash in fiscal years 1997 and 1996 have occurred despite increased earnings, because SeaMED's growth has required substantial infusions of working capital primarily to support increased accounts receivable and inventories. If anticipated growth occurs, management expects that operating activities will result in additional net uses of cash.

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

     SeaMED has used a portion of the remaining net proceeds to continue funding working capital needs resulting from its growth and for general corporate purposes, including leasehold improvements and purchases of equipment, and expects these uses of the remaining net proceeds to continue. If the opportunity arises the Company may use a portion of the net proceeds to acquire other manufacturing or engineering businesses or assets that complement the Company's existing business. The Company currently is not engaged in any discussions regarding such acquisitions and has no plans, arrangements, understandings or agreements regarding any specific acquisition.

     SeaMED has a fixed-balance cash management arrangement with a bank under which the Company could borrow up to 80% of eligible accounts receivable (less than 60 days outstanding) up to a maximum of $4.0 million subject to various covenants. Borrowings under this agreement bear interest at the bank's prime rate plus .25% (8.5% at August 31, 1997) and are secured by receivables and inventories. Borrowings outstanding under the line of credit at August 31, 1997 were $1.8 million.

     In July of 1997, the Company's Board of Directors approved the replacement of the existing line of credit with another line of credit agreement offered by a new bank under which the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $10.0 million. This agreement will be subject to renewal every three years. Borrowings under this agreement will bear interest at either the bank's prime rate minus .25% or LIBOR plus 1.2%. SeaMED expects to finalize this new line of credit arrangement during the first half of fiscal year 1998, at which point the Company's existing cash management arrangement will be terminated.

     SeaMED believes that the remaining net proceeds, together with existing capital resources and amounts available under its new line of credit, will satisfy the Company's anticipated capital needs for the next 18 to 36 months (depending primarily on SeaMED's growth rate and its results of operations). To accommodate anticipated future growth, SeaMED will need additional sources of capital to fund working capital needs for inventory and accounts receivable, to lease and acquire furniture and equipment for additional plant facilities, to fund leasehold improvements and to make other capital expenditures.

     In May of 1997 SeaMED occupied an additional 60,000 square feet of space to support growth. SeaMED now has approximately 148,000 square feet of space. Due in large part to preparing the new space for occupancy, SeaMED's capital expenditures increased approximately $1.3 million to $2.8 million in fiscal year 1997 from $1.5 million in fiscal year 1996. Management anticipates that the amount of capital expenditures in fiscal year 1998 will decrease slightly from fiscal year 1997. SeaMED anticipates entering into a commitment to lease an additional 80,000 square feet of space in stages beginning in January 1999. Capital expenditures were $1.2 million in fiscal year 1995.

OUTLOOK: ISSUES AND UNCERTAINTIES

     The Company does not provide forecasts of future financial performance. While SeaMED's management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

  Customer Risk Factors

     SeaMED's success depends on the success of its customers and their instruments manufactured by SeaMED. Any unfavorable developments or adverse effects on the sales of those products or its customers' businesses, results of operations or financial condition could have a corresponding adverse effect on SeaMED. SeaMED believes that its customers and their products (and, accordingly, SeaMED) are generally subject to the following risks:

     Competitive Environment: The medical products industry is highly competitive and subject to significant technological change, and requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. Many of SeaMED's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs and facilities and substantially greater experience in developing new products, obtaining regulatory approvals and manufacturing and marketing medical products.

     Customer Regulatory Compliance: The Food and Drug Administration (the "FDA") regulates instruments manufactured by SeaMED under the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), which requires certain clearances or approvals from the FDA before new medical devices can be marketed. Certain medical instruments manufactured by SeaMED may be subject to the need to obtain FDA approval of a PMA, which requires substantial preclinical and clinical testing and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing "substantial equivalence" to a predicate device in a 510(k) premarket notification. Customer sales of SeaMED-manufactured medical instruments outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. There can be no assurance that required clearances or approvals will be obtained on a timely basis, if at all.

     Medical instruments manufactured by SeaMED and marketed by its customers pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state and foreign regulatory agencies. If a customer engages in prohibited marketing practices, the FDA or another regulatory agency with applicable jurisdiction could intervene, possibly resulting in marketing restrictions, including prohibitions on further product sales, or civil or criminal penalties.

     Uncertain Market Acceptance of Products; Product Obsolescence: There can be no assurance that SeaMED's customers' products will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating physicians regarding the use of a new procedure, overcoming physician objections to certain effects of the product or its related treatment regimen, and convincing health care payors that the benefits of the product and its related treatment regimen outweigh its costs. In addition, the marketplace for medical products is characterized by rapid change and technological innovation. As a result, SeaMED and its customers are subject to the risk of product obsolescence, whether from long development or government approval cycles or the development of improved products or processes by competitors.

     Customers' Future Capital Requirements: Many of SeaMED's customers, especially emerging medical technology companies, are not profitable and may have little or no revenues, but they have significant working capital requirements, for which the customer may be required to raise additional funds through public or private financings, including equity financings. Adequate funds for their operations may not be available when needed, if at all.

     Uncertainty of Third-Party Reimbursement: Sales of many of the instruments manufactured by SeaMED will be dependent in part on availability of adequate reimbursement for those instruments from third-party health care payors, such as government and private insurance plans, health maintenance organizations and preferred provider organizations. There can be no assurance that adequate levels of reimbursement will be available to enable SeaMED's customers to achieve market acceptance of their products.

     Nonmedical Customers: SeaMED's nonmedical customers are subject to general business risks, such as competition, market acceptance of their products, capital requirements and credit risks. SeaMED's nonmedical customers operate in highly competitive industries in which their products compete on price, quality and product enhancements and are subject to risks of technological obsolescence. As a result, sales to nonmedical customers may be volatile and subject to risks of cancellation.

  Variability of Operating Results

     SeaMED's annual and quarterly operating results are affected by a number of factors, including the volume and timing of customer orders, which vary due to
(i) variation in demand for the customer's products as a result of, among other things, product life cycles, competitive conditions and general economic conditions, (ii) the customer's attempt to balance its inventory, (iii) the customer's need to adapt to changing regulatory conditions and requirements, and
(iv) changes in the customer's manufacturing strategy. Under the terms of SeaMED's contracts with its customers, SeaMED's customers have broad discretion to control the volume and timing of instrument deliveries. As a result, production may be reduced or discontinued at any time, causing substantial sales fluctuations from quarter to quarter or from year to year. Because SeaMED's business organization and its related cost structure anticipate supporting a certain minimum level of revenues, the Company's limited ability to adjust its short-term cost structure would compound the adverse effect of any significant revenue reduction.

  Dependence on Small Number of Customers

     Historically, a substantial percentage of SeaMED's net sales have been to fewer than 10 customers. SeaMED's sales to Coinstar, a nonmedical customer for which SeaMED manufactures a coincounting machine that exchanges loose coins for currency, represented approximately 25% of SeaMED's revenues for fiscal year 1997. SeaMED currently manufactures these machines under a nonexclusive manufacturing agreement with Coinstar that allows Coinstar to cancel or modify orders with SeaMED on 90 days' notice. SeaMED's sales to United States Surgical Corporation were approximately 11% of SeaMED's revenues for fiscal year 1997. In fiscal year 1996, Boston Scientific Corporation (through two subsidiaries) and C.R. Bard, Inc. each accounted for more than 10% of the Company's revenues. If one or more of SeaMED's customers experience exceptional growth relative to other SeaMED customers, then SeaMED's success could become substantially more dependent on the continued success of such customer, and any unfavorable development regarding such customer or its product could result in a material adverse effect on the Company's business, results of operations and financial condition.

  Competition

     SeaMED faces competition from current and prospective customers who evaluate SeaMED's capabilities against the merits of designing, engineering and manufacturing instruments internally. SeaMED also faces competition from design firms and other manufacturers that operate in the medical technology industry. As a result of the consolidation in the healthcare industry of smaller manufacturers into larger manufacturers, some existing or prospective customers may be eliminated. In the future, SeaMED may also compete against new entrants to the industry.

  Uncertainty of Market Acceptance of Outsourcing Manufacture of Medical Instruments

     SeaMED believes that the market for outsourcing the manufacture of advanced medical instruments for medical technology companies is in its early stages. As a result, potential customers may decide that the risks of outsourcing engineering or manufacturing are too great or exceed the anticipated benefits of outsourcing.

  Compliance With Regulatory Agency Requirements

     SeaMED is subject to a variety of regulatory agency requirements in the United States and foreign countries relating to the instruments that it manufactures for its customers. The process of obtaining and maintaining required regulatory approvals and otherwise remaining in regulatory compliance in the United States and certain other countries is lengthy, expensive and uncertain. SeaMED also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

  Product Recalls, Product Liability and Insurance

     Many of the instruments SeaMED designs or manufactures are life-sustaining, life-supporting or implantable medical products. The tolerance for error in the design, manufacture or use of these products may be small or nonexistent. If an instrument designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, to improper use of the product or to other reasons, the instrument may need to be recalled, possibly at the Company's expense. A product recall could cause a general investigation of the Company by applicable regulatory authorities as well as cause other customers to review and potentially terminate their relationships with the Company.

     The manufacture and sale of the medical instruments manufactured by SeaMED involve the risk of product liability claims. Although SeaMED maintains product liability insurance, there can be no assurance that the coverage of the Company's insurance policies will be adequate. Product liability insurance is expensive and in the future may not be available on acceptable terms, in sufficient amounts, or at all.

  Dependence on Key Personnel

     SeaMED's future success depends to a significant extent on the continued service of certain of its key managerial, technical and engineering personnel, particularly its President and Chief Executive Officer, W. Robert Berg, and its continuing ability to attract, train, assimilate and retain highly qualified engineering, technical and managerial personnel experienced in commercializing medical products.

  Potential Inability to Sustain and Manage Growth

     SeaMED's ability to manage its growth effectively will require it to continue to implement and improve its operational, financial and management information systems, to develop its managers' and project engineers' management skills and to train, motivate and manage its employees. SeaMED depends on its computer system to integrate its manufacturing processes with its quality assurance procedures (including, for example, maintaining distribution records and allowing for the tracing of certain product lots) to comply with regulatory requirements. Any difficulties or delays in maintaining or upgrading the computer system could adversely affect the manufacture and delivery of customer instruments, and the Company's management, reporting and internal control systems.

  Limited Suppliers and Shortages of Component Parts

     SeaMED relies on third-party suppliers for each of the component parts used in manufacturing its customers' instruments. Although component parts are generally available from multiple suppliers, certain component parts may require long lead times, and SeaMED may have to delay the manufacture of customer instruments from time to time due to the unavailability of certain component parts. In addition, even if component parts are available from an alternative supplier, SeaMED could experience additional delays in obtaining component parts if the supplier has not met SeaMED's vendor qualifications.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   19
Financial Statements:
  Balance Sheets as of June 30, 1997 and 1996.........................................   20
  Statements of Income for the Years Ended June 30, 1997, 1996, and 1995..............   21
  Statements of Shareholders' Equity for the Years Ended June 30, 1997, 1996, and
     1995.............................................................................   22
  Statements of Cash Flows for the Years Ended June 30, 1997, 1996, and 1995..........   23
  Notes to Financial Statements.......................................................   24
  Schedule II -- Valuation and Qualifying Accounts for the Years Ended June 30, 1997,
     1996, and 1995...................................................................   32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
SeaMED Corporation

     We have audited the accompanying balance sheets of SeaMED Corporation as of June 30, 1997 and 1996, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeaMED Corporation as of June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
August 11, 1997

                               SEAMED CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                              JUNE 30
                                                                    ----------------------------
                                                                        1997            1996
                                                                    ------------    ------------
Current assets:
  Cash and cash equivalents.......................................        $9,092          $2,912
  Investments.....................................................     6,231,369              --
  Accounts receivable, net of allowance of $377,890 ($252,226 in
     1996)........................................................     8,794,968       5,875,933
  Inventories (Note 3)............................................    11,198,563       6,697,248
  Deferred income taxes (Note 9)..................................     1,193,311         625,221
  Prepaid expenses................................................       169,553          63,536
                                                                     -----------     -----------
Total current assets..............................................    27,596,856      13,264,850
Property and equipment (Note 4)...................................     4,331,814       2,655,265
Deposits and other assets.........................................       202,845         144,220
                                                                     -----------     -----------
Total assets......................................................   $32,131,515     $16,064,335
                                                                     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................    $2,482,551      $2,688,160
  Accrued expenses and reserves (Note 5)..........................     5,787,715       3,301,064
  Borrowings under bank line of credit (Note 6)...................     1,068,240       1,817,000
  Current portion of long-term debt...............................            --         461,990
                                                                     -----------     -----------
Total current liabilities.........................................     9,338,506       8,268,214
Long-term debt, less current portion (Note 6).....................            --       1,285,782
Convertible redeemable preferred stock, issued and outstanding shares of all series -- 8,456,204; liquidation
  value -- $6,308,200 (Note 7)....................................            --       5,279,514
Shareholders' equity (Note 8):
  Preferred stock, $0.01 par value:
     Authorized shares -- 5,000,000 undesignated (14,050,000, of which 9,050,000 have been designated convertible redeemable shares, in 1996)
  Common stock, no par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- 5,263,827 (668,707 in
      1996).......................................................    19,722,865         886,828
  Note receivable from officer (Note 13)..........................      (75,000)        (75,000)
  Retained earnings...............................................     3,145,144         418,997
                                                                     -----------     -----------
Total shareholders' equity........................................    22,793,009       1,230,825
                                                                     -----------     -----------
Total liabilities and shareholders' equity........................   $32,131,515     $16,064,335
                                                                     ===========     ===========

                            See accompanying notes.

                               SEAMED CORPORATION

                              STATEMENTS OF INCOME

                                                                  YEAR ENDED JUNE 30
                                                      -------------------------------------------
                                                         1997            1996            1995
                                                      -----------     -----------     -----------
Revenues:
  Manufacturing.....................................  $32,983,491     $17,724,883     $11,940,610
  Engineering.......................................   19,150,019       8,405,352       5,720,600
                                                      -----------     -----------     -----------
                                                       52,133,510      26,130,235      17,661,210
Cost of revenues:
  Manufacturing.....................................   26,368,242      13,541,280       9,330,095
  Engineering.......................................   16,763,316       7,551,399       5,260,489
                                                      -----------     -----------     -----------
                                                       43,131,558      21,092,679      14,590,584
                                                      -----------     -----------     -----------
Total gross margin..................................    9,001,952       5,037,556       3,070,626
Marketing, general, and administrative expenses.....    4,849,413       2,937,556       1,930,734
                                                      -----------     -----------     -----------
Operating income....................................    4,152,539       2,100,000       1,139,892
Other income (expense):
  Interest expense..................................     (190,989)       (198,274)       (193,095)
  Interest and other income, net....................      232,522           6,665           7,966
                                                      -----------     -----------     -----------
                                                           41,533        (191,609)       (185,129)
                                                      -----------     -----------     -----------
Income before income taxes..........................    4,194,072       1,908,391         954,763
Income tax provision................................   (1,467,925)       (667,937)       (180,000)
                                                      -----------     -----------     -----------
Net income..........................................  $ 2,726,147     $ 1,240,454     $   774,763
                                                      ===========     ===========     ===========
Net income per share data:
  Primary...........................................  $      0.60     $      0.42     $      0.25
                                                      ===========     ===========     ===========
  Fully diluted.....................................  $      0.55     $      0.32     $      0.21
                                                      ===========     ===========     ===========

                            See accompanying notes.

                               SEAMED CORPORATION

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK             NOTE        RETAINED         TOTAL
                                     -----------------------    RECEIVABLE     EARNINGS     SHAREHOLDERS'
                                      SHARES       AMOUNT      FROM OFFICER    (DEFICIT)       EQUITY
                                     ---------   -----------   ------------   -----------   -------------
Balance, June 30, 1994.............    494,633   $   769,295     $     --     $(1,596,220)   $   (826,925)
  Stock options exercised..........     54,331        14,265           --              --          14,265
  Net income.......................         --            --           --         774,763         774,763
                                     ---------   -----------     --------     -----------     -----------
Balance, June 30, 1995.............    548,964       783,560           --        (821,457)        (37,897)
  Stock options exercised..........     89,735        28,268           --              --          28,268
  Common stock issued in exchange
     for note receivable...........     30,000        75,000      (75,000)             --              --
  Fractional shares issued due to
     reverse stock split...........          8            --           --              --              --
  Net income.......................         --            --           --       1,240,454       1,240,454
                                     ---------   -----------     --------     -----------     -----------
Balance, June 30, 1996.............    668,707       886,828      (75,000)        418,997       1,230,825
  Common stock sold in initial
     public offering (net of
     offering cost)................  1,529,720    14,822,755           --              --      14,822,755
  Issuance of common stock for
     conversion of redeemable
     preferred stock...............  2,934,029     5,279,514           --              --       5,279,514
  Preferred stock dividends........         --    (1,765,100)          --              --      (1,765,100)
  Common stock sold under employee
     stock purchase plan...........     41,515       389,141           --              --         389,141
  Stock options exercised..........     89,856        50,672           --              --          50,672
  Tax benefit from stock options
     and stock purchase plan.......         --        59,055           --              --          59,055
  Net income.......................         --            --                    2,726,147       2,726,147
                                     ---------   -----------     --------     -----------     -----------
Balance, June 30, 1997.............  5,263,827   $19,722,865     $(75,000)    $ 3,145,144    $ 22,793,009
                                     =========   ===========     ========     ===========     ===========

                            See accompanying notes.

                               SEAMED CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
OPERATING ACTIVITIES
Net income..............................................  $ 2,726,147   $ 1,240,454   $   774,763
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation..........................................    1,073,885       693,752       421,084
  Provision for bad debt................................      125,664        47,743       (25,127)
  Deferred tax benefit..................................     (568,090)      (95,539)      (54,682)
  Changes in operating assets and liabilities:
     Increase in accounts receivable....................   (3,044,699)   (2,569,134)     (569,079)
     Increase in inventories............................   (4,501,315)   (2,977,592)     (682,803)
     Increase in other assets and prepaid expenses......     (164,642)      (38,644)       (7,615)
     Increase in accounts payable, accrued expenses, and
       deferred revenue.................................    2,340,097     3,402,643       801,426
                                                          -----------   -----------   -----------
Net cash provided by (used in) operating activities.....   (2,012,953)     (296,317)      657,967
INVESTING ACTIVITIES
Purchases of equipment..................................   (2,750,434)   (1,492,021)   (1,185,267)
Maturity of short-term investments......................    1,756,074       200,000       200,000
Purchase of investments.................................   (7,987,443)           --      (200,000)
                                                          -----------   -----------   -----------
Net cash used in investing activities...................   (8,981,803)   (1,292,021)   (1,385,267)
FINANCING ACTIVITIES
Net proceeds from sale of common stock..................   14,822,755            --            --
Net proceeds from sale of preferred stock...............           --            --     1,309,391
Proceeds from sale of common stock under employee stock
  option plan...........................................      389,141            --            --
Preferred stock dividend................................   (1,765,100)           --            --
Proceeds from stock options exercised...................       50,672        28,268        14,265
Net (payments) of borrowings under credit line..........     (748,760)    1,261,999      (437,185)
Proceeds from notes payable.............................           --       600,000       750,000
Principal payments on notes payable.....................   (1,747,772)     (369,400)     (882,072)
Principal payments on capital lease obligations.........           --            --        (1,368)
                                                          -----------   -----------   -----------
Net cash provided by financing activities...............   11,000,936     1,520,867       753,031
                                                          -----------   -----------   -----------
Net increase (decrease) in cash.........................        6,180       (67,471)       25,731
Cash and cash equivalents at beginning of year..........        2,912        70,383        44,652
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $     9,092   $     2,912   $    70,383
                                                          ===========   ===========   ===========

                            See accompanying notes.

                               SEAMED CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 1. ACCOUNTING POLICIES

  Description of Business

     SeaMED Corporation (the "Company") primarily manufactures advanced durable electronic medical instruments for medical technology companies, often as part of systems that also include single-use components. To assist its customers in developing and commercializing their instruments for manufacture by the Company, the Company provides a wide range of engineering services and regulatory expertise.

  Change in Accounting Period

     During fiscal year 1995, the Company changed its fiscal year-end from June 30 to a 52/53-week fiscal year that ends on the Thursday nearest to June 30. For convenience of presentation, all fiscal periods in these financial statements are shown as ending on a calendar month-end.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Credit Policies

     The Company extends credit to various customers which are primarily in the medical device industry. Receivables generally are due within 30 days and the Company generally does not require collateral. The Company maintains reserves for potential credit losses.

  Investments

     Investments are classified as held-to-maturity. Investments consist of U.S. treasury bills, which mature within one year, and are reported at cost net of unamortized premium or discount, which approximates market.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Depreciation

     The Company provides for depreciation of furniture, fixtures, equipment, and manufacturing molds over their estimated useful lives of three to eight years using the straight-line method.

  Revenue Recognition

     The Company recognizes revenues from contracts to perform engineering design and product development as costs are incurred for cost-plus contracts, or based on the percentage-of-completion method for fixed-price contracts. When estimates indicate a probable loss on a contract, the full amount of such loss is accrued at that time. The Company generally recognizes revenue from manufacturing services when the related products are shipped.

                               SEAMED CORPORATION

  Warranty Costs

     Warranty reserves are recorded based on historical experience and estimates of current warranty activity.

  Income Taxes

     The Company provides for income taxes based on the liability method which requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

  Stock Compensation

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

  Net Income Per Share

     Except as noted below, historical primary net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares include outstanding Class B and C convertible redeemable preferred stock and outstanding stock options and an outstanding warrant. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common equivalent shares issued during the 12-month period prior to the filing of an initial public offering have been included in the calculation as if they were outstanding for all periods (using the treasury stock method and an assumed initial public offering price). In addition, net income is adjusted for the accretion of cumulative preferred stock dividends to determine earnings applicable to common stock.

     Fully diluted net income per share has been computed as described above and also gives effect to the dilutive effect of the conversion of outstanding Class A and D convertible redeemable preferred stock net of the effect of the related cumulative dividends.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted beginning with the Company's period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and preferred stock will be excluded. The impact is expected to result in an increase in primary earnings per share for the year ended June 30, 1997, 1996, and 1995 of $.19, $.07, and $.43 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share is not expected to be material.

                               SEAMED CORPORATION

     Data used in calculating net income per share information follow:

                                                                    YEAR ENDED JUNE 30
                                                         -----------------------------------------
                                                            1997           1996           1995
                                                         -----------    -----------    -----------
Net income, as reported................................   $2,726,147     $1,240,454       $774,763
Accretion of cumulative preferred stock dividends......    (101,077)      (263,050)      (203,005)
                                                          ----------     ----------     ----------
Adjusted income for computing primary net income per
  share................................................   $2,625,070       $977,404       $571,758
                                                          ==========     ==========     ==========
Shares used in computing primary net income per
  share................................................    4,368,975      2,330,739      2,302,359
                                                          ==========     ==========     ==========
Shares used in computing fully diluted net income......    4,987,703      3,893,243      3,660,549
                                                          ==========     ==========     ==========

  Reclassification

     Certain prior year items have been reclassed to conform to the current year presentation.

 2. INITIAL PUBLIC OFFERING

     In November 1996, the Company completed an initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in proceeds to the Company of $14,822,755, net of offering costs and underwriters discount of $2,004,165. Of the net proceeds, the Company used $1,765,100 to pay a cumulative preferred dividend on its convertible redeemable preferred stock, $1,831,000 to pay down its line of credit with a bank to zero, and $1,296,000 to pay off in full three notes payable to the bank. In conjunction with the offering, all of the Company's convertible redeemable preferred stock outstanding immediately prior to the offering was converted into 2,934,029 shares of common stock.

 3. INVENTORIES

     Inventories consist of the following:

                                                                  JUNE 30
                                                         --------------------------
                                                            1997            1996
                                                         -----------     ----------
            Work in process............................. $ 3,274,857     $2,490,710
            Purchased and manufactured parts............   7,923,706      4,206,538
                                                         -----------     ----------
                                                         $11,198,563     $6,697,248
                                                         ===========     ==========

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   JUNE 30
                                                          -------------------------
                                                             1997           1996
                                                          ----------     ----------
            Furniture and fixtures....................... $  959,033     $  514,950
            Equipment....................................  5,815,854      3,657,224
            Manufacturing molds..........................    524,110        523,999
            Leasehold improvements.......................    702,549        554,939
                                                          ----------     ----------
                                                           8,001,546      5,251,112
            Less accumulated depreciation and
              amortization...............................  3,669,732      2,595,847
                                                          ----------     ----------
                                                          $4,331,814     $2,655,265
                                                          ==========     ==========

                               SEAMED CORPORATION

 5. ACCRUED EXPENSES AND RESERVES

     Accrued expenses and reserves consist of the following:

                                                                   JUNE 30
                                                          -------------------------
                                                             1997           1996
                                                          ----------     ----------
            Taxes payable................................ $  216,996     $  630,036
            Accrued compensation.........................  2,501,732      1,102,565
            Deferred revenue and customer deposits.......  1,169,757      1,015,029
            Other accrued expenses.......................  1,522,794        338,146
            Warranty reserve.............................    376,436        215,288
                                                          ----------     ----------
                                                          $5,787,715     $3,301,064
                                                          ==========     ==========

 6. NOTES PAYABLE

  Line of Credit Agreement

     The Company has a line of credit agreement with a bank under which the Company can borrow up to 80% of eligible accounts receivable (less than 60 days outstanding) up to a maximum of $4,000,000, subject to various covenants. Borrowings under this agreement bear interest at the bank's prime rate plus .25% (8.5% at June 30, 1997) and are secured by receivables and inventories. Borrowings outstanding under the line of credit at June 30, 1997 and 1996 were $1,068,240 and $1,817,000, respectively. Weighted average interest rates under this agreement were 8.5% during fiscal years 1997 and 1996.

     In July of 1997, the Company's Board of Directors approved the replacement of the existing line of credit with another line of credit agreement offered by a new bank under which the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $10,000,000. Borrowings under this agreement are payable on demand if certain covenants are not met. These covenants include a maximum debt-to-equity ratio of 1.25-to-1 and minimum ratio of earnings before income taxes to interest of 2.0-to-1. Borrowings under this agreement bear interest at the bank's prime rate minus
 .25% or LIBOR plus 1.2%. The agreement will be subject to renewal every three years.

  Long-Term Debt

Long-term debt at June 30, 1996 consists of the following:

    Unsecured subordinated note payable, with monthly payments of $17,000, including interest, through May 2001. Interest is adjusted annually on
      July 1 to 2% over prime, with a maximum of 10% and a minimum of 7%.....  $  782,650
    8.5% note payable, secured by equipment, with monthly payments, including
      interest, through August 5, 1998.......................................     438,456
    8.75% note payable, secured by equipment, with monthly payments,
      including interest, through November 5, 1999...........................     526,666
                                                                               ----------
                                                                                1,747,772
    Less current portion.....................................................     461,990
                                                                               ----------
                                                                               $1,285,782
                                                                                =========

 7. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     In January 1995, the Company sold 1,465,000 shares of Class D convertible redeemable preferred stock at $1.00 per share. These shares were converted into common stock at the ratio of 3.75 shares of preferred stock for each share of common stock upon completion of the Company's initial public offering. In connection

                               SEAMED CORPORATION
with the Class D preferred stock offering, the Company also issued a warrant to purchase 39,066 shares of common stock, with an exercise price of $4.70 per share. The warrant expires December 21, 1999.

 8. SHAREHOLDERS' EQUITY

  Reverse Stock Split

     In July 1996, the Company's shareholders approved a 1-for-5 stock split of the common stock, which resulted in an adjustment to the preferred stock conversion ratio. All share and per share data in the accompanying financial statements have been restated to retroactively reflect the reverse stock split.

  Stock Option and Incentive Plans

     The Company has two stock option and incentive plans (collectively, the "Plans"), the SeaMED Corporation 1988 Stock Option Plan and the SeaMED Corporation 1995 Employee Stock Option and Incentive Plan. Under the terms of the Plans, with respect to incentive stock options and options awarded to nonemployee directors, the option price may not be less than fair market value of the common stock at the date of grant. Generally, options granted under the Plans become exercisable at the rate of 50% after two years, 75% after three years, and 100% after four years from the date of grant. Certain options granted under the 1988 plan, however, become exercisable ratably over seven years from the date of grant. Unexercised options expire on the date set forth in the optionee's option agreement (generally 10 years), subject to earlier termination upon certain events. Stock options exercised, granted, and canceled during fiscal years 1997, 1996, and 1995 are as follows:

                                                             OUTSTANDING OPTIONS
                                                ----------------------------------------------
                                                NUMBER OF       AGGREGATE          PRICE PER
                                                 SHARES           PRICE              SHARE
                                                ---------       ----------       -------------
    Balance, July 1, 1994.....................   428,764        $  253,544       $ .16 -  2.20
      Options granted.........................    89,200           485,500        2.50 - 10.00
      Options canceled........................   (13,252)          (10,848)        .16 -  2.50
      Options exercised.......................   (54,331)          (14,265)        .16 -   .75
                                                 -------        ----------
    Balance, June 30, 1995....................   450,381           713,931         .16 - 10.00
      Options granted.........................   132,824           454,060        2.50 -  5.00
      Options canceled........................    (8,031)          (12,300)        .50 -  2.50
      Options exercised.......................   (89,735)          (28,268)        .16 -  1.25
                                                 -------        ----------
    Balance June 30, 1996.....................   485,439         1,127,423         .16 - 10.00
      Options granted.........................   105,241         1,622,428        5.00 - 17.25
      Options canceled........................    (4,205)          (11,392)        .80 - 16.25
      Options exercised.......................   (89,856)          (50,672)        .16 -  2.50
                                                 -------        ----------
    Balance June 30, 1997.....................   496,619        $2,687,787       $ .16 - 17.25
                                                 =======        ==========

                               SEAMED CORPORATION

     The following table summarizes information about options outstanding and exercisable at June 30, 1997:

                                     OPTIONS
                                   OUTSTANDING
                    -----------------------------------------        OPTIONS EXERCISABLE
                                     WEIGHTED-                    -------------------------
                                      AVERAGE       WEIGHTED-                     WEIGHTED-
                                     REMAINING       AVERAGE                       AVERAGE
   RANGE OF           OPTIONS       CONTRACTUAL     EXERCISE        OPTIONS       EXERCISE
EXERCISE PRICES     OUTSTANDING        LIFE           PRICE       EXERCISABLE       PRICE
---------------     -----------     -----------     ---------     -----------     ---------
$ 0.16 - $ 0.80       108,265        3.51 years     $  0.4151       108,265       $  0.4151
  1.00 -   2.20        68,763        6.39 years        1.4730        49,910          1.4671
  2.50 -   2.50       107,540        8.12 years        2.5000        11,210          2.5000
  3.75 -   7.60        99,720        8.43 years        5.2983        10,000          6.2500
 10.00 -  17.25       112,331        9.34 years       15.5288         5,000         10.0000
                      -------                                       -------
  0.16 -  17.25       496,619        7.21 years        5.4122       184,385          1.4030

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1997 and 1996, the pro forma amounts of the Company's net income and net income per share for the years ended June 30, 1997 and 1996 would have been as follows:

                                                                 YEAR ENDED JUNE 30
                                                              -------------------------
                                                                 1997           1996
                                                              ----------     ----------
        Net income -- as reported...........................  $2,726,147     $1,240,454
        Net income -- pro forma.............................   2,581,412      1,219,006
        Fully diluted income per share -- as reported.......         .55            .32
        Fully diluted net income per share -- pro forma.....         .52            .31

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rates of 5.37% to 6.70%; expected option life of four to six years; volatility of .5344; and no expected dividends. The weighted-average fair value of options granted during the years 1997 and 1996 was $15.42 and $3.42, respectively, for options granted at fair market value.

  Shares Reserved for Future Issuance

The following shares of common stock have been reserved for future issuance as of June 30, 1997, including the stock purchase plan referred to below, and pursuant to the various other agreements and plans discussed above:

                                                                               SHARES
                                                                               -------
        Common stock purchase warrants...........................               39,066
        Stock purchase plan......................................               28,485
        Incentive Stock Option Plan:
          Options outstanding....................................  496,619
          Options available for grant............................   69,592     566,211
                                                                   -------     -------
        Total common shares reserved for future issuance at June
          30, 1997...............................................              633,762
                                                                               =======

  Employee Stock Purchase Plan

In July of 1996, the Company's shareholders approved a stock purchase plan which became effective on November 11, 1997 with the Company's completion of its initial public offering of its common stock. The shareholder's authorized the sale of up to 70,000 shares of common stock over five years pursuant to the plan.

                               SEAMED CORPORATION

 9. INCOME TAXES

     The income tax provision consists of the following:

                                                             YEAR ENDED JUNE 30
                                                    ------------------------------------
                                                       1997          1996         1995
                                                    ----------     --------     --------
        Current income tax provision..............  $2,036,015     $763,476     $234,682
        Deferred income tax benefit...............    (568,090)     (95,539)     (54,682)
                                                    ----------     --------     --------
        Income tax provision......................  $1,467,925     $667,937     $180,000
                                                    ==========     ========     ========

     Significant components of the Company's deferred tax assets are as follows:

                                                                       JUNE 30
                                                               -----------------------
                                                                  1997          1996
                                                               ----------     --------
        Deferred tax liabilities:
          Fixed assets........................................ $  (43,886)    $(20,337)
        Deferred tax assets:
          Inventory reserves..................................    703,213      356,175
          Accrued expenses....................................    266,952      147,712
          Bad debt reserves...................................    128,483       85,757
          Other...............................................    138,549       55,914
                                                               ----------     --------
        Total deferred assets.................................  1,237,197      645,558
                                                               ----------     --------
        Net deferred asset balance............................ $1,193,311     $625,221
                                                               ==========     ========

     A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:

                                                                YEAR ENDED JUNE 30
                                                            ---------------------------
                                                            1997       1996       1995
                                                            ----       ----       -----
        Tax at U.S. statutory rate......................... 34.0%      34.0%       34.0%
        Change in valuation allowance......................   --         --       (26.3)
        Other..............................................  1.0        1.0        11.2
                                                            ----       ----       -----
                                                            35.0%      35.0%       18.9%
                                                            ====       ====       =====

     Taxes of $2,390,000, $330,000, and $28,000, were paid in the years ended June 30, 1997, 1996, and 1995, respectively.

10. REVENUE AND OPERATIONS

     During fiscal 1997, 1996, and 1995, 54%, 41%, and 49%, respectively, of total net sales were to five customers. Receivables from these five customers represent 36% and 34% of total accounts receivable at June 30, 1997 and 1996, respectively.

     Revenues from customers that represent more than 10% of total revenues are as follows:

                                                           YEAR ENDED JUNE 30
                                                -----------------------------------------
                       CUSTOMER                    1997            1996           1995
        --------------------------------------- -----------     ----------     ----------
        A...................................... $        --     $2,665,000     $2,278,000
        B......................................          --             --      1,933,000
        C......................................          --      3,129,000      2,725,000
        D......................................  12,836,000             --             --
        E......................................   5,524,000             --             --

                               SEAMED CORPORATION

11. LEASE COMMITMENTS

     The Company currently leases office and production space, and equipment under noncancelable operating leases. Rental expense under operating lease agreements for the fiscal years ended June 30, 1997, 1996, and 1995 amounted to $1,322,204, $655,079, and $388,085, respectively.

     Future minimum lease commitments under noncancelable leases and service agreements as of June 30, 1997 are as follows:

                1998............................................    $1,874,088
                1999............................................     1,885,070
                2000............................................     1,921,694
                2001............................................     1,950,473
                2002............................................     1,701,560
                Thereafter......................................     8,408,518
                                                                   -----------
                                                                   $17,741,403
                                                                   ===========

12. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute amounts through payroll deductions. The Company matches annually 50% of the employees' contributions up to 4% of the employees' salary. The 401(k) savings plan expense was $159,000, $72,000, and $57,672 in fiscal 1997, 1996, and 1995, respectively. The Company does not provide other post-retirement benefits.

13. RELATED-PARTY TRANSACTIONS

     In October 1995, the Company's Chief Executive Officer and President received a $75,000 loan from the Company, the proceeds of which he used to purchase 30,000 shares of common stock. The loan is evidenced by an unsecured promissory note that bears interest at the floating minimum statutory rate set by the Internal Revenue Service from time to time. This officer may prepay principal and interest at any time without penalty; unpaid principal and interest are due on October 11, 2000. As of June 30, 1997, aggregate principal and accrued interest on this loan was approximately $80,000.

     A director of the Company is also a partner in the law firm Preston Gates & Ellis, the Company's counsel.

     A director of the Company serves as President and Chief Executive Officer and a director of one of the Company's customers. The Company has provided engineering and manufacturing services for this customer. The Company recognized revenues with respect to such services of approximately $92,000, $335,000, and $1.0 million in fiscal years 1997, 1996, and 1995, respectively.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               SEAMED CORPORATION

                                                            ADDITIONS
                                                  -----------------------------
                                    BALANCE AT    CHARGED TO   CHARGED TO OTHER
                                   BEGINNING OF   COSTS AND       ACCOUNTS-       DEDUCTIONS-      BALANCE AT
           DESCRIPTION                PERIOD       EXPENSES        DESCRIBE        DESCRIBE       END OF PERIOD
---------------------------------  ------------   ----------   ----------------   -----------     -------------
Year Ended June 30, 1995:
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts..................    $229,610      $104,320                        $ 129,447(1)     $ 204,483
  Warranty reserve...............     160,271       171,515                          145,375(2)       186,411
                                     --------      --------        --------         --------         --------
                                     $389,881      $275,835                        $ 274,822        $ 390,894
                                     ========      ========        ========         ========         ========
Year Ended June 30, 1996:
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts..................    $204,483      $ 50,709                        $   2,966(1)     $ 252,226
  Warranty reserve...............     186,411       275,893                          247,016(2)       215,288
                                     --------      --------        --------         --------         --------
                                     $390,894      $326,602                        $ 249,982        $ 467,514
                                     ========      ========        ========         ========         ========
Year Ended June 30, 1997:
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts..................    $252,226      $130,075                        $   4,411(1)     $ 377,890
  Warranty reserve...............     215,288       428,773                          267,625(2)       376,436
                                     --------      --------        --------         --------         --------
                                     $467,514      $558,848                        $ 272,036        $ 754,326
                                     ========      ========        ========         ========         ========

---------------

(1) Write-off of uncollectible accounts, net of recoveries.

(2) Actual warranty costs incurred.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

     The financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 18 of this Form 10-K.

         2. FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 18 of this Form 10-K.

         3. EXHIBITS

     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained herein.

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redmond, State of Washington on this 30th day of September, 1997.

                                          SeaMED CORPORATION

                                          By       /s/ W. ROBERT BERG
                                            ------------------------------------
                                                       W. Robert Berg
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of September, 1997.

                 SIGNATURES                                         TITLE
---------------------------------------------    --------------------------------------------
             /s/ W. ROBERT BERG                  President, Chief Executive Officer and
---------------------------------------------    Director (Principal Executive Officer)
               W. Robert Berg

             /s/ EDGAR F. RAMPY                  Vice President, Treasurer and Chief
---------------------------------------------    Financial Officer, and Director (Principal
               Edgar F. Rampy                    Financial Officer)

            /s/ RICHARD P. MUNOZ                 Controller (Principal Accounting Officer)
---------------------------------------------
              Richard P. Munoz

              /s/ R. SCOTT ASEN                  Chairman of the Board, Director
---------------------------------------------
                R. Scott Asen

           /s/ STEPHEN J. CLEARMAN               Director
---------------------------------------------
             Stephen J. Clearman
          /s/ RICHARD E. ENGEBRECHT              Director
---------------------------------------------
            Richard E. Engebrecht

          /s/ WILLIAM H. GATES, SR.              Director
---------------------------------------------
            William H. Gates, Sr.

            /s/ RICHARD O. MARTIN                Director
---------------------------------------------
              Richard O. Martin

                                 EXHIBIT INDEX

    EXHIBIT
     NUMBER                                    DESCRIPTION                                PAGE
    --------     -----------------------------------------------------------------------  -----
    3.1+         Articles of Incorporation of the Registrant............................
    3.2+         Bylaws of the Registrant...............................................
    10.1+        Industrial Real Estate Lease (Building 1) dated September 10, 1996, between Washington Capital Management, Inc. and SeaMED Corporation.....
    10.2+        Industrial Real Estate Lease (Building 2) dated September 10, 1996, between Washington Capital Management, Inc. and SeaMED Corporation.....
    10.3+        Option Agreement dated September 10, 1996, by and between Washington
                 Capital Management, Inc. and SeaMED Corporation........................
    10.4++       Promissory Note dated December 5, 1996 made by SeaMED Corporation payable to Pacific Northwest Bank, in the amount of $4,000,000.........
    10.5++       Commercial Security Agreement dated December 5, 1996 between SeaMED
                 Corporation and Pacific Northwest Bank.................................
    10.6+        SeaMED Corporation 1996 Employee Stock Purchase Plan...................
    10.7+++      1997 SeaMED Corporation Employee Nonqualified Stock Option Plan........
    10.8+        Manufacturing Agreement dated as of September 1, 1996, made and entered into by SeaMED Corporation and Coinstar, Inc...........................
    10.9         Design, Manufacturing and Supply Agreement dated April 7, 1997, made by
                 United States Surgical Corporation and SeaMED Corporation..............
    11.1         Statement regarding computation of net income per share................
    23.1         Consent of Ernst & Young LLP, independent auditors.....................
    27.1         Financial Data Schedule................................................

---------------

+ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Quarterly Report on Form 10-Q for the quarter ended January 2, 1997 filed with the Securities and Exchange Commission.

+++ Filed previously with the Company's Registration Statement on Form S-8 for its 1997 SeaMED Corporation Employee Nonqualified Stock Option Plan filed with the Securities and Exchange Commission.