Form 10-Q
period 1997-10-02
SEAMED CORP
filed 1997-11-17
CIK 937289

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 2, 1997

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

           As of November 11, 1997, the Registrant had 5,284,563 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


CONTENTS

Balance Sheets as of September 30, 1997 and June 30, 1997..........................................3

Statements of Income for the Quarters Ended
            September 30, 1997 and 1996............................................................4

Statements of Cash Flows for the Quarters Ended September 30, 1997 and 1996........................5

Notes to Financial Statements......................................................................6

                               SEAMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                  September 30,            June 30,
                                                                       1997                  1997
                                                                  -------------         -------------
Current assets:
     Cash and cash equivalents ...........................        $       9,233         $       9,092

     Investments .........................................            4,552,873             6,231,369
     Accounts receivable, net ............................            9,398,592             8,794,968
     Inventories .........................................           12,487,257            11,198,563
     Deferred income taxes ...............................            1,434,791             1,193,311
     Prepaid expenses ....................................              401,424               169,553
                                                                  -------------         -------------
Total current assets .....................................           28,284,170            27,596,856

Fixed assets, net ........................................            4,459,721             4,331,814

Deposits and other assets ................................              331,869               202,845
                                                                  -------------         -------------
Total assets .............................................        $  33,075,760         $  32,131,515
                                                                  =============         =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................        $   3,288,337         $   2,482,551
     Accrued expenses and reserves .......................            5,448,629             5,787,715
     Borrowings under bank line of credit ................                   --             1,068,240
     Current portion of long-term debt ...................              121,336                    --
                                                                  -------------         -------------
Total current liabilities ................................            8,858,302             9,338,506

Long-term debt, less current portion .....................              503,664                    --


Shareholders' equity:
     Common stock ........................................           19,736,804            19,722,865
     Note receivable from officer ........................              (75,000)              (75,000)
     Retained earnings ...................................            4,051,990             3,145,144
                                                                  -------------         -------------
Total shareholders' equity ...............................           23,713,794            22,793,009
                                                                  -------------         -------------

Total liabilities and shareholders' equity ...............        $  33,075,760         $  32,131,515
                                                                  =============         =============


See accompanying notes to financial statements.

                               SEAMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                                Quarters Ended
                                                       ---------------------------------
                                                       September 30,        September 30,
                                                           1997                 1996
                                                       ------------         ------------
Revenues:
   Manufacturing ..............................        $ 10,362,638         $  6,723,718
   Engineering ................................           5,667,153            3,352,451
                                                         16,029,791           10,076,169

Costs of revenues:
   Manufacturing ..............................           8,378,072            5,438,767
   Engineering ................................           4,920,164            2,952,746
                                                       ------------         ------------
                                                         13,298,236            8,391,513
                                                       ------------         ------------

Gross margin ..................................           2,731,555            1,684,656

Marketing, general and
   Administrative expenses ....................           1,376,982              846,670
                                                       ------------         ------------

Operating income ..............................           1,354,573              837,986

Other income (expense)
   Interest expense ...........................             (37,274)             (82,215)
   Interest and other income, net .............              56,711               (7,181)
                                                       ------------         ------------
                                                             19,437              (89,396)
                                                       ------------         ------------

Income before income taxes ....................           1,374,010              748,590

Income tax provision ..........................             467,164              262,007
                                                       ------------         ------------

Net income ....................................        $    906,846         $    486,584
                                                       ============         ============

Net income per share data:
   Primary ....................................        $       0.16         $       0.17
                                                       ============         ============
   Fully diluted ..............................        $       0.16         $       0.12
                                                       ============         ============

Weighted average common shares and equivalents:
   Primary ....................................           5,626,815            2,477,686
                                                       ============         ============
   Fully Diluted ..............................           5,632,621            4,076,402
                                                       ============         ============


See accompanying notes to financial statements.

                               SEAMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Quarters Ended
                                                                        September 30,
                                                              -------------------------------
                                                                  1997                1996
                                                              -----------         -----------
OPERATING ACTIVITIES
Net income .................................................  $   906,846         $   486,584
Adjustments to reconcile net income to net cash
   provided by (used in) operating
   activities:
   Depreciation ............................................      401,549             241,359
   Provision for bad debts .................................       40,168              25,337
   Deferred tax benefit ....................................     (241,480)                 --
   Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable ...........     (643,792)            303,722
      Increase in inventories ..............................   (1,288,694)           (527,195)
      Increase (decrease) in accounts payable, accrued
         expenses, and deferred revenue ....................           --            (815,303)
                                                                                      466,699
      Increase in other assets and prepaid expenses ........     (360,895)           (204,283)
                                                              -----------         -----------
Net cash used in operating activities ......................     (719,599)           (489,779)
INVESTING ACTIVITIES
Purchases of equipment .....................................     (529,456)           (311,742)
Maturity of short-term investments .........................    1,678,496                  --
                                                              -----------         -----------
Net cash provided by (used in) investing activities ........    1,149,040            (311,742)
FINANCING ACTIVITIES
Proceeds from stock options exercised ......................       13,939               2,470
Net proceeds (payments) of borrowing under credit line
                                                               (1,068,239)            428,755
Proceeds from notes payable ................................      625,000             500,000
Principal payments on notes payable ........................           --            (129,104)
                                                              -----------         -----------
Net cash (used in) provided by financing activities ........     (429,300)            802,121
                                                              -----------         -----------
Net increase in cash .......................................          141                 600
Cash and cash equivalents at beginning of period ...........        9,092               2,912
                                                              -----------         -----------
Cash and cash equivalents at end of period .................  $     9,233         $     3,512
                                                              ===========         ===========


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

      Unaudited Interim Financial Information

      The financial information as of September 30, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented according to the rules and regulations of the Securities and Exchange Commission and, accordingly, does not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, included in its annual report on Form 10-K filed with the Securities and Exchange Commission.

      Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and preferred stock will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended September 30, 1997 and 1996 of $.01 and $.46 per share, respectively. The impact of Statement

128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

      2.    INITIAL PUBLIC OFFERING

      In November 1996, the Company completed an initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of $14,822,755, net of offering costs and underwriters discount of $2,004,165. Of the net proceeds, the Company used $1,765,000 to pay a cumulative preferred dividend on its convertible redeemable preferred stock, $1,831,000 to pay down its line of credit with a bank to zero and $1,296,000 to pay off in full three notes payable to the bank. In conjunction with the offering, all of the Company's convertible redeemable preferred stock outstanding immediately prior to the offering was converted into 2,934,029 shares of common stock.

      3.    INVENTORIES

      Inventories consist of the following:


                                        September 30,         June 30,
                                            1997                1997
                                        ------------        ------------
Work-in-process                         $  3,361,404        $  3,274,857

Purchased and manufactured parts           9,125,853           7,923,706
                                        ------------        ------------
                                        $ 12,487,257        $ 11,198,563
                                        ============        ============


      4.    INVESTMENTS

      Investments are classified as held to maturity. Investments are reported at cost net of unamortized premium or discount. All investments mature within one year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

      Marketing, general and administrative expenses include the costs of SeaMED's marketing, finance, and management information systems departments and other administrative costs. In addition, marketing, general and administrative expenses include the cost of a Company-wide bonus tied to operating performance and return on operating assets based on an operating plan approved by the Board of Directors. Future payments will vary based on the Company's performance relative to plan objectives.

RESULTS OF OPERATIONS

      The following table sets forth statement of income data as a percentage of revenues for the periods indicated.

                                                    Quarter Ended
                                                    September 30,
                                                ---------------------
                                                 1997           1996
                                                ------         ------
Revenues                                        100.0%         100.0%
Cost of sales                                    83.0           83.3
                                                ------         ------
Gross margin                                     17.0           16.7
Marketing, general and administrative             8.6            8.4
                                                ------         ------
Operating income                                  8.4            8.3
Other income (expenses) net                       0.2           (0.9)
                                                ------         ------
Income before income taxes                        8.6            7.4
Income tax provision                              2.9            2.6
                                                ------         ------
Net income                                        5.7%           4.8%
                                                ======         ======


      Revenues

      The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.


                                               Quarter Ended September 30,
                         -------------------------------------------------------------------------
                                     1997                            1996
                         ----------------------------    ----------------------------
                                           % of Total                      % of Total
                          Revenues          Revenues      Revenues          Revenues    % Increase
                         ----------        ----------    ----------        ----------   ----------
                                                   (dollars in thousands)
Manufacturing            $   10,363           64.6%      $    6,724           66.7%        54.1%
Engineering                   5,667           35.4            3,352           33.3         69.0%
                         ----------        ----------    ----------        ----------   ----------
   Total Revenues        $   16,030          100.0%      $   10,076          100.0%        59.1%
                         ==========        ==========    ==========        ==========   ==========


      Manufacturing revenues increased by approximately $3.6 million in the first quarter of fiscal year 1998 from the first quarter of fiscal year 1997, due primarily to new medical instruments adding approximately $1.6 million in revenues, increased revenues from existing medical instruments adding approximately $3.0 million and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $500,000 in nonmedical manufacturing revenues. Sales to Coinstar in the first quarter of fiscal year 1998 represented approximately 20.0% of total revenues and approximately 27.1% of manufacturing revenues, compared to approximately 25.0% of total revenues and approximately 33.5% of manufacturing revenues in the first quarter of fiscal year 1997. Management expects that sales to Coinstar will tend to decrease as a percentage of manufacturing revenues in the future, but the percentage may fluctuate from quarter to quarter. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of the Company's proprietary instrument during the fourth quarter of fiscal year 1997.

      Significant manufacturing revenues were generated by 15 instruments in the first quarter of fiscal year 1998 compared to 12 instruments in first quarter of fiscal year 1997. The only nonmedical commercial product that generated significant manufacturing revenues during the first quarters of fiscal years 1998 and 1997 was the Coinstar coin-counting machine.

      Engineering revenues increased by approximately $2.3 million in the first quarter of fiscal year 1998 from the first quarter of fiscal year 1997, due primarily to new projects adding approximately $2.0 million in revenues, and increased time and hourly rates being billed on existing projects adding approximately $1.2 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or cancelled.

      As of the respective ends of the first quarters of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline 22 and nine new medical instruments or systems, and nine and five projects that enhance existing medical instruments or systems and that SeaMED and the customer believe will extend the life-cycle of the instrument. The 31 projects in the pipeline as of the end of the first quarter of fiscal year 1998 were being performed for 27 different customers (14 projects for 11 different customers as of the end of the first quarter of fiscal year 1997). Although management believes that the 31 projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.

      As of the end of the first quarters of each of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline one nonmedical commercial product.

      Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

      Gross Margin

      The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.

                                                           Quarter Ended September 30,
                                         --------------------------------------------------------------
                                                     1997                              1996
                                         ----------------------------     -----------------------------
                                            Gross            Gross           Gross            Gross
                                          Margin ($)       Margin (%)      Margin ($)       Margin (%)
                                         -----------      -----------     -----------       -----------
                                                             (dollars in thousands)
Manufacturing                            $     1,985         19.2%        $     1,285         19.1%
Engineering                                      747         13.2%                400         11.9%
   Total gross margin                    $     2,732         17.0%        $     1,685         16.7%


      Manufacturing gross margin percentage remained essentially unchanged in the first quarter of fiscal year 1998 from the first quarter of fiscal year 1997. Preproduction revenues, which generally produce lower gross margins, increased as a percent of sales and offset gross margin improvements achieved by spreading facilities and certain other manufacturing overhead costs over a higher revenue base. The increase in the engineering gross margin percentage to 13.2% in the first quarter of fiscal year 1998 from 11.9% for the first quarter of fiscal year 1997 was primarily attributable to (i) spreading certain fixed engineering costs over a higher revenue base, (ii) high utilization of engineers, and (iii) increased hourly rates for engineering services. Management expects engineering gross margin as a percentage of revenues to fluctuate from quarter to quarter, but to average approximately
11% over time.

      Marketing, General and Administrative Expenses

      The following table sets forth marketing, general and administrative expenses with the corresponding percentage of revenues for the fiscal years indicated.

                            Quarter Ended September 30,
         ----------------------------------------------------------------
                    1997                                 1996
         --------------------------           ---------------------------
           MG&A              % of               MG&A               % of
         Expenses          Revenues           Expenses           Revenues
         --------          --------           --------           --------
                              (dollars in thousands)
          $1,377             8.6%               $847                8.4%

Marketing, general and administrative expenses increased to $1.4 million in the first quarter of fiscal year 1998 from $847,000 in the first quarter of fiscal year 1997, and as a percentage of revenues increased to 8.6% from 8.4% for the respective quarters. The increase in expenses were due primarily to costs associated with disseminating information to shareholders and the public, increased headcount and management information systems costs associated with the Company's growth. Marketing, general and administrative expenses before bonus represented 6.8% and 6.2% of revenues in the first quarters of fiscal years 1998 and 1997, respectively.

      Operating Income

                         Quarter Ended September 30,
        ----------------------------------------------------------------
                    1997                                1996
        ---------------------------         ----------------------------
        Operating           % of            Operating            % of
         Income           Revenues           Income            Revenues
        ---------         ---------         ---------          ---------
                            (dollars in thousands)
         $1,355             8.4%               $838              8.3%

      The $517,000 increase (61.6%) in operating income in the first quarter of fiscal year 1998 from the first quarter of fiscal year 1997 is due primarily to an increase in sales volume and improved gross margins in engineering.

LIQUIDITY AND CAPITAL RESOURCES

      SeaMED has historically financed its operations through earnings, debt and sales of securities. In the first three months of fiscal year 1998 SeaMED's operating activities resulted in net uses of cash of $720,000. This net use of cash occurred despite a substantial increase in earnings in the first quarter of fiscal year 1998 from the first quarter of fiscal year 1997, because SeaMED's growth continues to require substantial infusions of working capital, primarily to support increases in accounts receivable and inventories.

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

      In July 1997, the Company's Board of Directors approved the replacement of its fixed-balance cash management arrangement with Pacific Northwest Bank with a line of credit arrangement (the "working capital facility") with Keybank National Association, under which the Company can borrow against 85% of eligible accounts receivable and 50% of eligible inventory, up to a maximum of $10.0 million in year one and $20.0 million in years two and three. Borrowings under the working capital facility will bear interest at either the bank's prime rate minus .25% or LIBOR plus 1.2%. At October 31, there were no borrowings under the working capital facility. In addition the Bank has committed to allow SeaMED, in SeaMED's discretion, to draw on an equipment acquisition line of credit (the "equipment facility") with the Bank, under which the Company can borrow up to $5.0 million. Borrowings under the equipment facility will bear interest at LIBOR plus 1.4% and will be secured by the equipment purchased using the equipment facility. At October 31, there were no borrowings under the equipment facility.

      SeaMED also has a term note payable to the Bank, entered into on July 31, 1997 and disbursed by the Bank on September 4, 1997. Borrowings under this note bear interest at the Bank's announced prime rate, 8.5% at October 31, 1997, and will adjust as the Bank's announced prime rate changes. The note is due in monthly payments of $18,055 through December 2000. At October 31, 1997, the balance outstanding on this note was approximately $607,000.

      SeaMED believes that the net proceeds remaining from its initial public offering, together with existing capital resources and amounts available under its new working capital and equipment facilities, will satisfy the Company's anticipated capital needs for the next 18 to 36 months (depending primarily on SeaMED's growth rate and its results of operations). To accommodate anticipated future growth, SeaMED will need additional sources of capital to fund working capital needs for inventory and accounts receivable, to lease and acquire furniture and equipment for additional plant facilities, to fund leasehold improvements and to make other capital expenditures.

      In May of 1997 SeaMED occupied an additional 60,000 square feet of space to support growth. SeaMED now has approximately 148,000 square feet of space. Due in large part to furnishing new space, SeaMED's capital expenditures increased to approximately $529,000 in the first quarter of fiscal year 1998 from $312,000 in the first quarter of fiscal year 1997. Management anticipates that the amount of capital expenditures in fiscal year 1998 will decrease slightly from fiscal year 1997. In July 1997 SeaMED entered into a commitment to lease an additional 81,000 square feet of space in stages beginning in January 1999.

                           PART II - OTHER INFORMATION

ITEM 2(D).  USE OF OFFERING PROCEEDS.

        From November 18, 1996, the effective date of the Securities Act registration statement for the Company's initial public offering of common stock, through October 2, 1997, the Company has used the net offering proceeds as follows:

Use of Net Offering Proceeds                                      Amount
-------------------------------------------------------           ------
                                                                   (000)
  Construction of plant, building and facilities                $   140
  Purchase and installation of machinery and equipment            2,678
  Repayment of indebtedness (including a cumulative
    preferred stock dividend)                                     4,892
  Working capital                                                 2,560
  Temporary investments                                           4,553
                                                                -------
                                                                $14,823
                                                                =======

The uses of net offering proceeds set forth above are management's reasonable estimates, and they assume the reinvestment of cash from operating activities into the Company's net working capital. Temporary investments are United States government obligations with a term of less than one year.


ITEM 6(A).  EXHIBITS.

Exhibit
Number                             Description                                     Page
------                             -----------                                     ----

Exhibit 3.1    Amended and Restated Articles of Incorporation of the Registrant...
Exhibit 3.2+   Bylaws of the Registrant...........................................
Exhibit 10.1   Business Loan Agreement dated July 31, 1997 between Registrant and Keybank N.A....................................................
Exhibit 10.2   Revolving Note, Principal Amount $20,000,000, dated July 31,
               1997 made by Registrant in favor of Keybank N.A....................
Exhibit 10.3   Term Note, Principal Amount $625,000, dated July 31, 1997 made by Registrant in favor of Keybank N.A..............................
Exhibit 10.4   Proposal to Amend Lease, Building 2, dated July 18, 1997 between
               Registrant and Washington Capital Management, Inc..................
Exhibit 11.1   Statement regarding computation of net income per share............
Exhibit 27.1   Financial Data Schedule............................................

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


By  /S/  W. ROBERT BERG                      11/17/97
   ------------------------------      ---------------------------------------
           W. Robert Berg              Date
   Principal Executive Officer


By  /s/  EDGAR F. RAMPY                      11/17/97
   ------------------------------      ---------------------------------------
           Edgar F. Rampy              Date
    Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                             Description                                     Page
------                             -----------                                     ----

Exhibit 3.1    Amended and Restated Articles of Incorporation of the Registrant...
Exhibit 3.2+   Bylaws of the Registrant...........................................
Exhibit 10.1   Business Loan Agreement dated July 31, 1997 between Registrant and Keybank N.A....................................................
Exhibit 10.2   Revolving Note, Principal Amount $20,000,000, dated July 31,
               1997 made by Registrant in favor of Keybank N.A....................
Exhibit 10.3   Term Note, Principal Amount $625,000, dated July 31, 1997 made by Registrant in favor of Keybank N.A..............................
Exhibit 10.4   Proposal to Amend Lease, Building 2, dated July 18, 1997 between
               Registrant and Washington Capital Management, Inc..................
Exhibit 11.1   Statement regarding computation of net income per share............
Exhibit 27.1   Financial Data Schedule............................................


----------
+ Filed previously with the Company's Registration Statement on Form S-1
  (No. 333-13455) filed with the Securities and Exchange Commission.


                                       (i)