Form 10-Q
period 1998-01-01
SEAMED CORP
filed 1998-02-17
CIK 937289

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended January 1, 1998

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

           As of February 6, 1998, the Registrant had 5,298,638 shares of Common Stock outstanding.


--------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS



INDEX

Balance Sheets as of December 31, 1997 and June 30, 1997........................3

Statements of Income for the Quarters and the Six Months
           Ended December 31, 1997 and 1996.....................................4

Statements of Cash Flows for the Six Months Ended December 31, 1997 and 1996....5

Notes to Financial Statements...................................................6

                               SEAMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                                 December 31,           June 30,
                                                                      1997                1997
                                                                 ------------        ------------
Current assets:
    Cash and cash equivalents ............................       $      9,294        $      9,092

    Investments ..........................................          4,004,525           6,231,369
    Accounts receivable, net .............................         11,184,349           8,794,968
    Inventories ..........................................         13,393,530          11,198,563
    Deferred income taxes ................................          1,556,791           1,193,311
    Prepaid expenses .....................................            396,023             169,553
                                                                 ------------        ------------
Total current assets .....................................         30,544,512          27,596,856

Fixed assets, net ........................................          5,151,238           4,331,814

Deposits and other assets ................................            255,509             202,845
                                                                 ------------        ------------
Total assets .............................................       $ 35,951,259        $ 32,131,515
                                                                 ============        ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................       $  3,152,246        $  2,482,551
    Accrued expenses and reserves ........................          6,619,344           5,787,715
    Borrowings under bank line of credit .................            542,943           1,068,240
    Current portion of long-term debt ....................             85,309                --
                                                                 ------------        ------------
Total current liabilities ................................         10,399,842           9,338,506

Long-term debt, less current portion .....................            496,582                --


Shareholders' equity:
    Common stock .........................................         20,131,196          19,722,865
    Note receivable from officer .........................            (75,000)            (75,000)
    Retained earnings ....................................          4,998,639           3,145,144
                                                                 ------------        ------------
Total shareholders' equity ...............................         25,054,835          22,793,009
                                                                 ------------        ------------

Total liabilities and shareholders' equity ...............       $ 35,951,259        $ 32,131,515
                                                                 ============        ============

See accompanying notes to financial statements.

                               SEAMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                              Quarter Ended                           Six Months Ended
                                                    --------------------------------        --------------------------------
                                                    December 31,        December 31,         December 31,       December 31,
                                                        1997                1996                 1997               1996
                                                    ------------        ------------        ------------        ------------
Revenues:
   Manufacturing ............................       $  9,651,572        $  7,289,418        $ 20,014,210        $ 14,013,136
   Engineering ..............................          6,607,856           4,720,992          12,275,009           8,073,443
                                                    ------------        ------------        ------------        ------------
                                                      16,259,428          12,010,410          32,289,219          22,086,579

Costs of revenues:
   Manufacturing ............................          7,797,185           5,805,689          16,175,257          11,244,456
   Engineering ..............................          5,691,724           4,177,563          10,611,888           7,130,309
                                                    ------------        ------------        ------------        ------------
                                                      13,488,909           9,983,252          26,787,145          18,374,765
                                                    ------------        ------------        ------------        ------------

Gross margin ................................          2,770,519           2,027,158           5,502,074           3,711,814

Marketing, general and
   administrative expenses ..................          1,373,340           1,075,420           2,750,322           1,922,090
                                                    ------------        ------------        ------------        ------------

Operating income ............................          1,397,179             951,738           2,751,752           1,789,724

Other income (expense), net:
   Interest .................................             45,290             (18,907)             80,837            (101,122)
   Other ....................................             (8,154)             (9,319)            (24,264)            (16,499)
                                                    ------------        ------------        ------------        ------------
                                                          37,136             (28,226)             56,573            (117,621)
                                                    ------------        ------------        ------------        ------------

Income before income taxes ..................          1,434,315             923,512           2,808,325           1,672,103

Income tax provision ........................            487,667             323,229             954,831             585,236
                                                    ------------        ------------        ------------        ------------

Net income ..................................       $    946,648        $    600,283        $  1,853,494        $  1,086,867
                                                    ============        ============        ============        ============

Net income per share data:
   Basic ....................................       $       0.18        $       0.21        $       0.35        $       0.58
                                                    ============        ============        ============        ============
   Diluted ..................................       $       0.17        $       0.13        $       0.33        $       0.25
                                                    ============        ============        ============        ============

Weighted average common
   shares and equivalents:
   Basic ....................................          5,283,689           2,724,566           5,276,294           1,697,986
                                                    ============        ============        ============        ============
   Diluted ..................................          5,625,498           4,705,530           5,626,156           4,390,967
                                                    ============        ============        ============        ============


See accompanying notes to financial statements.

                               SEAMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                   Six Months Ended
                                                                                      December 31,
                                                                            --------------------------------
                                                                                1997                1996
                                                                            ------------        ------------
OPERATING ACTIVITIES
Net income ..........................................................       $  1,853,494        $  1,086,867
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation .....................................................            805,414             488,029
   Provision for bad debts ..........................................             72,344              54,739
   Deferred tax benefit .............................................           (363,480)               --
   Changes in operating assets and liabilities:
      Increase in accounts receivable ...............................         (2,461,725)         (1,027,170)
      Increase in inventories .......................................         (2,194,967)         (1,874,964)
      Increase in accounts payable, accrued expenses, and deferred
        revenue .....................................................          1,586,634             394,780
      Increase in other assets and prepaid expenses .................           (279,134)           (187,962)
                                                                            ------------        ------------
Net cash used in operating activities ...............................           (981,420)         (1,065,681)

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements ...................         (1,624,839)           (634,664)
Maturity of short-term investments ..................................          2,226,843                --
Purchase of investments .............................................               --            (7,960,269)
                                                                            ------------        ------------
Net cash provided by (used in) investing activities .................            602,004          (8,594,933)

FINANCING ACTIVITIES
Proceeds from sale of common stock (net of cost) ....................               --            14,799,036
Preferred stock dividend ............................................               --            (1,765,100)
Proceeds from stock options exercised ...............................             34,105               7,156
Proceeds from sale of common stock under employee stock purchase
   plan .............................................................            374,226                --
Net payments of credit line .........................................           (525,297)         (1,817,000)
Proceeds from notes payable .........................................            625,000                --
Principal payments on notes payable .................................           (128,416)         (1,029,314)
                                                                            ------------        ------------
Net cash provided by financing activities ...........................            379,618          10,194,778
                                                                            ------------        ------------
Net increase in cash ................................................                202             534,164
Cash and cash equivalents at beginning of period ....................              9,092               2,912
                                                                            ------------        ------------
Cash and cash equivalents at end of period ..........................       $      9,294        $    537,076
                                                                            ============        ============



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

           Unaudited Interim Financial Information

           The financial information as of December 31, 1997 and for the periods ended December 31, 1997 and 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented according to the rules and regulations of the Securities and Exchange Commission and, accordingly, does not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

           Earnings Per Share

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company has adopted effective for periods ending December 31, 1997. Pursuant to the requirements of Statement 128, the Company has changed the method previously used to compute earnings per share and has restated all prior periods whereby the calculation of primary and fully diluted earnings per share have been replaced by basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, stock warrants and preferred stock is excluded.

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

           3.        INVENTORIES

           Inventories consist of the following:

                                                            December 31,         June 30,
                                                               1997               1997
                                                            -----------       -----------

                     Work-in-process                        $ 3,541,743       $ 3,274,857

                     Purchased and manufactured parts         9,851,787         7,923,706
                                                            -----------       -----------
                                                            $13,393,530       $11,198,563
                                                            ===========       ===========

           4.        INVESTMENTS

           Investments are classified as held to maturity. Investments are reported at cost net of unamortized premium or discount. All investments mature within one year.

           5.         LONG-TERM DEBT

           The Company has a term note payable to Keybank National Association (the "Bank"), entered into on July 31, 1997 and disbursed by the Bank on September 4, 1997. Borrowings under this note bear interest at LIBOR plus 1.4%, 7.1% at January 31, 1998, and will adjust as the LIBOR rate changes. The note is due in monthly payments of $18,055 through December 2000. At January 31, the balance outstanding on this note was approximately $567,000.

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

RESULTS OF OPERATIONS

The following table sets forth statement of income data as a percentage of revenues for the periods indicated.


                                                 Quarter Ended            Six Months Ended
                                                  December 31,              December 31,
                                              ------------------         ------------------
                                               1997         1996          1997         1996
                                              -----        -----         -----        -----
Revenues                                      100.0%       100.0%        100.0%       100.0%

Cost of sales                                  83.0         83.1          83.0         83.2
                                              -----        -----         -----        -----

Gross margin                                   17.0         16.9          17.0         16.8

Marketing, general and administrative           8.4          9.0           8.5          8.7
                                              -----        -----         -----        -----

Operating income                                8.6          7.9           8.5          8.1

Other income (expense), net                     0.2         (0.2)          0.2         (0.5)
                                              -----        -----         -----        -----

Income before income taxes                      8.8          7.7           8.7          7.6

Income tax provision                            3.0          2.7           3.0          2.6
                                              -----        -----         -----        -----

Net income                                      5.8%         5.0%          5.7%         4.9%
                                              =====        =====         =====        =====



           Revenues

           The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.

                                  Quarter Ended December 31,                            Six Months Ended December 31,
                   --------------------------------------------------       ----------------------------------------------------
                           1997                  1996                                1997                 1996
                   ---------------------  --------------------              -------------------- --------------------
                              % of Total            % of Total                        % of Total           % of Total
                   Revenues    Revenues   Revenues   Revenues  % Increase    Revenues  Revenues  Revenues    Revenues % Increase
                   --------    --------   --------   --------  ----------    --------  --------  --------    --------  ---------
                                                         (dollars in thousands)
Manufacturing      $ 9,651        59.4%   $ 7,289      60.7%     32.4%      $20,014      62.0%   $14,013       63.5%    42.8%
Engineering          6,608        40.6      4,721      39.3      40.0%       12,275      38.0      8,073       36.5     52.1%
                   -------       -----    -------     -----                 -------     -----    -------      -----
   Total Revenues  $16,259       100.0%   $12,010     100.0%     35.4%      $32,289     100.0%   $22,086      100.0%    46.2%
                   =======       =====    =======     =====                 =======     =====    =======      =====


           Manufacturing revenues increased by approximately $2.4 million in the second quarter of fiscal year 1998 from the second quarter of fiscal year 1997 and by approximately $6.0 million in the first six months of fiscal year 1998 from the first six months of fiscal year 1997. The increase in manufacturing revenues in the second quarter of fiscal year 1998 was due primarily to new medical instruments and increased revenues from existing medical instruments adding approximately $3.3 million in revenues and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $548,000 in nonmedical manufacturing revenues. The increase in manufacturing revenues in the first six months of fiscal year 1998 was due primarily to new medical instruments and increased revenues from existing medical instruments adding approximately $7.8 million in revenues and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $1.1 million in nonmedical manufacturing revenues. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of others, including the phase-out of the Company's last remaining proprietary instrument during the fourth quarter of fiscal year 1997.

           Sales to Coinstar in the second quarter of fiscal year 1998 represented approximately 28% of manufacturing revenues and approximately 20% of total revenues (30% and 21%, respectively, in the second quarter of fiscal year
1997) and in the first six months of fiscal year 1998 represented approximately 28% of manufacturing revenues and approximately 20% of total revenues (32% and 22%, respectively, in the first six months of fiscal year 1997). Management expects that sales to Coinstar will tend to decrease as a percentage of manufacturing revenues in the future, but the percentage may fluctuate from quarter to quarter.

           Significant manufacturing revenues were generated by 19 medical instruments in the first six months of fiscal year 1998 compared to 13 medical instruments in the first six months of fiscal year 1997. The only nonmedical commercial product that generated significant manufacturing revenues during the first six months of fiscal years 1998 and 1997 was the Coinstar coin-counting machine.

           Engineering revenues increased by approximately $1.9 million in the second quarter of fiscal year 1998 from the second quarter of fiscal year 1997 and approximately $4.2 million in the first six months of fiscal year 1998 from the first six months of fiscal year 1997. The increase in engineering revenues in the second quarter of fiscal year 1998 was due primarily to new projects and to increased time and, to a lesser extent, hourly rates being billed on existing projects adding approximately $3.8 million in revenues. The increase in engineering revenues in the first six months of fiscal year 1998 was due primarily to new projects and to increased time and hourly rates being billed on existing projects adding approximately $6.8 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or cancelled.

           As of the respective ends of the second quarters of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline 21 and 16 new medical instruments or systems, and 10 and seven projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. The 31 medical projects in the pipeline as of the end of the second quarter of fiscal year 1998 were being performed for 25 different customers (23 medical projects for 21 different customers as of the end of the second quarter of fiscal year
1997). Although management believes that the 31 medical projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.

           As of the end of the second quarters of each of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline one nonmedical commercial product.

           Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

           Gross Margin

           The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.


                                       Quarter Ended December 31,                       Six Months Ended December 31,
                          --------------------------------------------------   ------------------------------------------------
                                    1997                       1996                     1997                      1996
                          --------------------------------------------------   ------------------------------------------------
                            Gross        Gross        Gross        Gross         Gross      Gross         Gross       Gross
                          Margin ($)   Margin (%)   Margin ($)  Margin (%)     Margin ($)  Margin (%)    Margin ($)  Margin (%)
                          ----------   ----------   ----------  ----------    ----------  ----------    ----------  ----------
                                                                    (dollars in thousands)
Manufacturing               $1,854       19.2%      $1,484        20.4%        $3,839       19.2%        $2,769         19.8%
Engineering                    916       13.9%         543        11.5%         1,663       13.5%           943         11.7%
                            ------                  ------                     ------                    ------
   Total gross margin       $2,770       17.0%      $2,027        16.9%        $5,502       17.0%        $3,712         16.8%
                            ======                  ======                     ======                    ======

           Manufacturing gross margin decreased to 19.2% of manufacturing revenues in the second quarter of fiscal year 1998 from 20.4% in the second quarter of fiscal year 1997. Preproduction revenues, which generally produce lower gross margins, increased as a percent of sales and offset gross margin improvements achieved by spreading facilities and certain other manufacturing overhead costs over a higher revenue base. The decrease in the manufacturing gross margin percentage to 19.2% in the first six months of fiscal year 1998 from 19.8% in the first six months of fiscal year 1997 was primarily attributable to the same factors. Engineering gross margin increased to 13.9% of engineering revenues in the second quarter of fiscal year 1998 from 11.5% in the second quarter of fiscal year 1997. This increase was attributable primarily to spreading certain fixed engineering costs over a higher revenue base and high utilization of engineers, and, to a lesser extent, to increased hourly rates for engineering services. The increase in the engineering gross margin percentage to 13.5% in the first six months of fiscal year 1998 from 11.7% in the first six months of fiscal year 1997 was primarily attributable to the same factors. Management expects engineering gross margin as a percentage of revenues to fluctuate from quarter to quarter, but to average approximately
11% over time.

           Marketing, General and Administrative Expenses

           Marketing, general and administrative expenses increased to $1.4 million in the second quarter of fiscal year 1998 from $1.1 million in the second quarter of fiscal year 1997, but as a percentage of revenues decreased to 8.4% from 9.0% for the respective quarters. In the first six months of fiscal year 1998, marketing, general and administrative expenses increased to $2.8 million from $1.9 million in the first six months of fiscal year 1997, but as a percentage of revenues decreased to 8.5% from 8.7%. The dollar increases were due primarily to costs associated with disseminating information to shareholders and the public, increased headcount and management information systems costs associated with the Company's growth. Marketing, general and administrative expenses before bonus represented 6.5% of revenues in the second quarters of each of fiscal years 1998 and 1997, and 6.7% and 6.4% of revenues in the first six months of fiscal years 1998 and 1997, respectively.

           Operating Income

           Operating income increased 46.8% to $1.4 million (8.6% of revenues) in the second quarter of fiscal year 1998 from $952,000 (7.9% of revenues) in the second quarter of fiscal year

1997 and increased 53.8% to $2.8 million (8.5% of revenues) in the first six months of fiscal year 1998 from $1.8 million (8.1% of revenues) in the first six months of fiscal year 1997, due primarily to an increase in sales volume and improved gross margins in engineering.

LIQUIDITY AND CAPITAL RESOURCES

           SeaMED has historically financed its operations through earnings, debt and sales of securities. In the first six months of fiscal year 1998 SeaMED's operating activities resulted in net uses of cash of $981,000, despite earnings of $1.9 million, because SeaMED's growth continues to require substantial infusions of working capital, primarily to support increases in accounts receivable and inventories.

           As part of its strategy to finance its growth, on November 19, 1996, SeaMED completed its initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of approximately $14.8 million. Of the net proceeds, the Company used approximately $1.8 million to pay a cumulative preferred dividend on its convertible redeemable preferred stock, approximately $1.8 million to pay down a line of credit with a bank to zero and approximately $1.3 million to pay off in full three notes payable to the bank.

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

           The Company has a line of credit arrangement (the "working capital facility") with Keybank National Association (the "Bank"), under which the Company can borrow against 85% of eligible accounts receivable and 50% of eligible inventory, up to a maximum of $10.0 million ($20.0 million after July
1998). Borrowings under the working capital facility will bear interest at either the Bank's prime rate minus .25% or LIBOR plus 1.2%. At January 31, there were no borrowings under the working capital facility. In addition the Bank has committed to allow SeaMED, in SeaMED's discretion, to draw on an equipment acquisition line of credit (the "equipment facility") with the Bank, under which the Company can borrow up to $5.0 million. Borrowings under the equipment facility will bear interest at LIBOR plus 1.4% and will be secured by the equipment purchased using the equipment facility. At January 31, there were no borrowings under the equipment facility.

           SeaMED also has a term note payable to the Bank, entered into on July 31, 1997 and disbursed by the Bank on September 4, 1997. Borrowings under this note bear interest at LIBOR plus 1.4%, 7.1% at January 31, 1998, and will adjust as the LIBOR rate changes. The note is due in monthly payments of $18,055 through December 2000. At January 31, the balance outstanding on this note was approximately $567,000.

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

           SeaMED's current facilities contain approximately 148,000 square feet of space. Due in large part to furnishing 60,000 square feet of space added in May 1997 and reconfiguring space in its headquarters, SeaMED's capital expenditures increased to approximately $1.6 million in the first six months of fiscal year 1998 from $635,000 in the first six months of fiscal year 1997. Management anticipates that total capital expenditures in fiscal year 1998 will be about the same as the $2.8 million of capital expenditures in fiscal year 1997. In July 1997 SeaMED entered into a commitment to lease an additional 81,000 square feet of space in stages beginning in January 1999. SeaMED now anticipates occupying the first 40,000 square feet under this commitment during the summer of 1998 and the remaining space by summer 1999.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 2(D). USE OF OFFERING PROCEEDS. From November 18, 1996, the effective date of the Securities Act registration statement for the Company's initial public offering of common stock, through January 1, 1998, the Company has used the net offering proceeds as follows:


Use of Net Offering Proceeds                                                            Amount
-------------------------------------------------------------------------------  ---------------------
                                                                                 (dollars in thousands)
     Construction of plant, building and facilities                                    $   603


     Purchase and installation of machinery and equipment                                3,310

     Repayment of indebtedness (including a cumulative preferred stock dividend)         4,892

     Working capital                                                                     2,013

     Temporary investments                                                               4,005
                                                                                     ---------
                                                                                       $14,823
                                                                                     =========


The uses of net offering proceeds set forth above are management's reasonable estimates, and they assume the reinvestment of cash from operating activities into the Company's net working capital. Temporary investments are United States government obligations with a term of less than one year.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its annual meeting of shareholders on October 30, 1997. The following matters were voted upon at the meeting:

        Proposal 1: The following directors were elected:

                                                                 Votes
                                                      --------------------------
                                                         For            Withheld
                                                      ---------       ----------
Class I Directors (one-year term):
       Richard E. Engebrecht                          4,809,343           19,123
       Edgar F. Rampy                                 4,809,503           18,963

Class II Directors (two-year term):
       William H. Gates, Sr.                          4,809,544           18,922
       Richard O. Martin, Ph.D                        4,809,032           19,434

Class III Directors (three-year term):
       R. Scott Asen                                  4,809,343           19,123
       W. Robert Berg                                 4,809,402           19,064
       Stephen J. Clearman                            4,809,503           18,963

The board is comprised of the seven directors elected at the annual meeting.

        Proposal 2: The amendment and restatement of the Company's Articles of Incorporation to provide for a board of directors with staggered terms of three years was approved, with 2,843,086 votes for (53.9% of outstanding shares), 577,174 votes against, 17,692 abstentions, 1,390,514 broker nonvotes and 446,307 other unvoted shares. Proposal 2 was the only matter submitted to the shareholders requiring approval by a majority of the Company's outstanding shares.

        Proposal 3: The amendment of the 1995 SeaMED Corporation Employee Stock Option and Incentive Plan to increase the number of available shares by 300,000 from 200,000 to 500,000 was approved, with 2,957,595 votes for, 458,714 votes against, 19,293 abstentions and 1,392,684 broker nonvotes.

        Proposal 4: The amendment of the SeaMED Corporation 1996 Employee Stock Purchase Plan to increase the number of available shares by 100,000 from 70,000 to 170,000 was approved, with 3,445,863 votes for, 21,432 votes against, 17,802 abstentions and 1,343,369 broker nonvotes.

        Proposal 5: The appointment of Ernst & Young as the independent auditors of the Company for fiscal year 1998 was approved, with 4,809,742 votes for, 1,006 votes against and 17,718 abstentions.

ITEM 6(A). EXHIBITS.

Exhibit 3.1+           Amended and Restated Articles of Incorporation of the
                       Registrant
Exhibit 3.2++          Bylaws of the Registrant
Exhibit 10.1 1995 SeaMED Corporation Stock Option and Incentive Plan, as amended and approved by the Company's shareholders on October 30, 1997
Exhibit 10.2 SeaMED Corporation 1996 Employee Stock Purchase Plan, as amended and approved by the Company's shareholders on October 30, 1997
Exhibit 11.1           Statement regarding computation of net income per share
Exhibit 27.1           Financial Data Schedule


---------------------------

+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

                                   SIGNATURES

           The unaudited interim financial statements furnished by management reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operation.

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


By /s/ W. ROBERT BERG                     2/17/98
  ------------------------------------    ------------------------------------
            W. Robert Berg                Date
     Principal Executive Officer


By /s/ EDGAR F. RAMPY                     2/17/98
  ------------------------------------    ------------------------------------
            Edgar F. Rampy                Date
     Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                                Description                                  Page
------                                                -----------                                  ----

Exhibit 3.1+        Amended and Restated Articles of Incorporation of the Registrant..................
Exhibit 3.2++       Bylaws of the Registrant..........................................................
Exhibit 10.1        1995 SeaMED Corporation Stock Option and Incentive Plan, as amended and approved by the Company's shareholders on October 30, 1997....................
Exhibit 10.2        SeaMED Corporation 1996 Employee Stock Purchase Plan, as amended and approved by the Company's shareholders on October 30, 1997....................
Exhibit 11.1        Statement regarding computation of net income per share...........................
Exhibit 27.1        Financial Data Schedule...........................................................


----------------------------------

+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.