Form 10-Q
period 1998-04-02
SEAMED CORP
filed 1998-05-18
CIK 937289

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 2, 1998

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

                   Registrant's Telephone Number 425-867-1818
--------------------------------------------------------------------------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


--------------------------------------------------------------------------------
        As of May 15, 1998, the Registrant had 5,438,318 shares of Common Stock outstanding.
--------------------------------------------------------------------------------


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


INDEX

Balance Sheets as of March 31, 1998 and June 30, 1997........................3

Statements of Income for the Quarters and the Nine Months
        Ended March 31, 1998 and 1997........................................4

Statements of Cash Flows for the Nine Months Ended  March 31, 1998
        and 1997.............................................................5

Notes to Financial Statements................................................6

                               SEAMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   March 31,         June 30,
                                                    1998               1997
                                                ------------       ------------
Current assets:
   Cash and cash equivalents .............      $      9,354       $      9,092

   Investments ...........................         2,501,632          6,231,369
   Accounts receivable, net ..............        12,385,071          8,794,968
   Inventories ...........................        15,040,854         11,198,563
   Deferred income taxes .................         1,706,791          1,193,311
   Prepaid expenses ......................           371,827            169,553
                                                ------------       ------------
Total current assets .....................        32,015,529         27,596,856

Fixed assets, net ........................         5,316,045          4,331,814

Deposits and other assets ................           243,913            202,845
                                                ------------       ------------
Total assets .............................      $ 37,575,487       $ 32,131,515
                                                ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ......................      $  3,690,460       $  2,482,551
   Accrued expenses and reserves .........         4,522,625          5,041,086
     Customer deposits on inventory ......         2,642,483            746,629
   Borrowings under bank line of credit ..                --          1,068,240
   Current portion of long-term debt .....           177,962                 --
                                                ------------       ------------
Total current liabilities ................        11,033,530          9,338,506

Long-term debt, less current portion .....           359,923                 --


Shareholders' equity:
   Common stock ..........................        20,182,734         19,722,865
   Note receivable from officer ..........           (75,000)           (75,000)
   Retained earnings .....................         6,074,300          3,145,144
                                                ------------       ------------
Total shareholders' equity ...............        26,182,034         22,793,009
                                                ------------       ------------

Total liabilities and shareholders' equity      $ 37,575,487       $ 32,131,515
                                                ============       ============



See accompanying notes to financial statements.

                                      SEAMED CORPORATION
                                     STATEMENTS OF INCOME
                                         (Unaudited)


                                                               Quarter Ended                      Nine Months Ended
                                                    ---------------------------------     ---------------------------------
                                                    March 31, 1998     March 31, 1997     March 31, 1998     March 31, 1997
                                                    --------------     --------------     --------------     --------------
Revenues:
  Manufacturing ...............................      $ 11,527,258       $  8,840,330       $ 31,541,468       $ 22,853,466
  Engineering .................................         6,737,356          5,454,717         19,012,365         13,528,160
                                                     ------------       ------------       ------------       ------------
                                                       18,264,614         14,295,047         50,553,833         36,381,626

Costs of revenues:
  Manufacturing ...............................         9,421,206          7,062,020         25,596,463         18,306,476
  Engineering .................................         5,786,790          4,784,081         16,398,678         11,914,390
                                                     ------------       ------------       ------------       ------------
                                                       15,207,996         11,846,101         41,995,141         30,220,866
                                                     ------------       ------------       ------------       ------------

Gross margin ..................................         3,056,618          2,448,946          8,558,692          6,160,760

Marketing, general and
  administrative expenses .....................         1,454,708          1,338,509          4,205,030          3,260,599
                                                     ------------       ------------       ------------       ------------

Operating income ..............................         1,601,910          1,110,437          4,353,662          2,900,161

Other income (expense), net:
  Interest ....................................            28,554             97,657            109,391             (3,466)
  Other .......................................              (675)           (10,479)           (24,939)           (26,977)
                                                     ------------       ------------       ------------       ------------
                                                           27,879             87,178             84,452            (30,443)
                                                     ------------       ------------       ------------       ------------

Income before income taxes ....................         1,629,789          1,197,615          4,438,114          2,869,718

Income tax provision ..........................           554,128            419,165          1,508,959          1,004,401
                                                     ------------       ------------       ------------       ------------

Net income ....................................      $  1,075,661       $    778,450       $  2,929,155       $  1,865,317
                                                     ============       ============       ============       ============

Net income per share data:
  Basic .......................................      $       0.20       $       0.15       $       0.55       $       0.65
                                                     ============       ============       ============       ============
  Diluted .....................................      $       0.19       $       0.14       $       0.52       $       0.39
                                                     ============       ============       ============       ============

Weighted average common shares and equivalents:
  Basic .......................................         5,330,939          5,177,110          5,294,509          2,857,824
                                                     ============       ============       ============       ============
  Diluted .....................................         5,661,335          5,565,064          5,637,883          4,731,913
                                                     ============       ============       ============       ============


See accompanying notes to financial statements.

                               SEAMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine Months Ended
                                                                   March 31,
                                                            1998               1997
                                                        ------------       ------------
OPERATING ACTIVITIES
Net income .......................................      $  2,929,156       $  1,086,867
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation ...................................         1,281,395            488,029
  Provision for bad debts ........................           111,430             54,739
  Deferred tax benefit ...........................          (513,480)                --
  Changes in operating assets and liabilities:
    Increase in accounts receivable ..............        (3,701,532)        (1,027,170)
    Increase in inventories ......................        (3,842,291)        (1,874,964)
    Increase in accounts payable, accrued
      expenses, and deferred revenue .............         2,763,264            394,780
    Increase in other assets and prepaid expenses           (279,705)          (187,962)
                                                        ------------       ------------
Net cash used in operating activities ............        (1,251,763)        (1,065,681)
INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements         (2,265,627)          (634,664)
Maturity of short-term investments ...............         3,766,100                 --
Purchase of investments ..........................                --         (7,960,269)
                                                        ------------       ------------
Net cash provided by (used in) investing
  activities .....................................         1,500,473         (8,594,933)
FINANCING ACTIVITIES
Proceeds from sale of common stock (net of cost) .                --         14,799,036
Preferred stock dividend .........................                --         (1,765,100)
Proceeds from stock options exercised ............            85,643              7,156
Proceeds from sale of common stock under employee
  stock purchase plan ............................           374,226                 --

Net payments of credit line ......................        (1,068,240)        (1,817,000)
Proceeds from notes payable ......................           625,000                 --
Principal payments on notes payable ..............          (265,077)        (1,029,314)
                                                        ------------       ------------
Net cash provided by financing activities ........          (248,448)        10,194,778
                                                        ------------       ------------
Net increase in cash .............................               262            534,164
Cash and cash equivalents at beginning of period .             9,092              2,912
                                                        ------------       ------------
Cash and cash equivalents at end of period .......      $      9,354       $    537,076
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

        Unaudited Interim Financial Information

        The financial information as of March 31, 1998 and for the periods ended March 31, 1998 and 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and the operations and cash flows for the periods then ended. The financial information is presented according to the rules and regulations of the Securities and Exchange Commission and, accordingly, does not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the periods ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Net Income Per Share

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS
No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

        The Securities and Exchange Commission previously had requirements for common and common stock equivalent shares issued during the 12-month period prior to the filing of an initial public offering to be included in the calculation of earnings per share as if they were outstanding for all periods presented using the treasury stock method assuming the initial public offering price. In 1998, the Securities and Exchange Commission issued new requirements for dilutive common stock equivalent shares to be included in the calculation of diluted earnings per share at the fair market value of common stock outstanding during the period.

        Net income per share amounts for all periods, where necessary, have been restated to conform to SFAS No. 128 and the new Securities and Exchange Commission requirements.

        New Accounting Pronouncements

        As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption of Statement No. 130 had no impact on the Company's net income or shareholders' equity. Statement No. 130 had no impact on the classification of the Company's financial statements.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 in 1998. The Company does not expect the impact of SFAS No. 131 to be material.

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

        3.     INVENTORIES

        Inventories consist of the following:

                                                  March 31,        June 30,
                                                   1998               1997
                                               ------------       ------------
         Work-in-process                       $  4,036,688       $  3,274,857

         Purchased and manufactured parts        11,004,166          7,923,706
                                               ------------       ------------


         Net Inventory                         $ 15,040,854       $ 11,198,563
                                               ============       ============


        4.     INVESTMENTS

        Investments are classified as held to maturity. Investments are reported at cost net of unamortized premium or discount. All investments mature within one year.

        5.     LONG-TERM DEBT

        The Company has a term note payable to Keybank National Association (the "Bank"), entered into on July 31, 1997 and disbursed by the Bank on September 4, 1997. Borrowings under this note bear interest at LIBOR plus 1.4%, 7.1% at April 30, 1998, and will adjust as the LIBOR rate changes. The note is due in monthly payments of $18,055 through December 2000. At April 30, the balance outstanding on this note was approximately $523,000.

        6.     INCOME PER SHARE

        The following table sets forth the computation of basic and diluted income per share:

                             COMPUTATION OF NET INCOME PER SHARE

                                               Quarter Ended                Nine Months Ended
                                                  March 31,                       March 31,
                                            1998            1997            1998            1997
                                         ----------      ----------      ----------      ----------
NUMERATOR:
   Numerator for basic and diluted
     income per share .............      $1,075,661      $  778,450      $2,929,155      $1,865,317
                                         ----------      ----------      ----------      ----------

DENOMINATOR:
   Denominator for basic income per
     share -- weighted average
     common shares ................       5,330,939       5,177,110       5,294,509       2,857,824
Effect of dilutive securities:
   Weighted average of all
     convertible redeemable
     preferred stock outstanding ..               0               0               0       1,506,933
   Net effect of dilutive stock
     options based on the treasury
     stock method using avg. market
     price ........................         301,507         360,992         314,748         348,479
   Net effect of dilutive stock
     warrants based on the treasury
     stock method using avg. market
     price ........................          28,889          26,962          28,626          18,677
                                         ----------      ----------      ----------      ----------

   Dilutive potential common
     shares .......................         330,396         387,944         343,374       1,874,089
                                         ----------      ----------      ----------      ----------

   Denominator for diluted income
     per share ....................       5,661,335       5,565,064       5,637,883       4,731,913



   Basic income per share .........      $     0.20      $     0.15      $     0.55      $     0.65
                                         ==========      ==========      ==========      ==========

   Fully diluted net income
     per share ....................      $     0.19      $     0.15      $     0.52      $     0.39
                                         ==========      ==========      ==========      ==========

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

        The Company's manufacturing revenues could be adversely affected if one or more of its customers are unable to comply with Food and Drug Administration ("FDA") regulations regarding Year 2000 issues. FDA regulations require all medical device companies to be Year 2000 compliant. The Company has been monitoring FDA filings of its manufacturing customers concerning these issues. If one or more of the Company's customers do not ultimately comply with FDA regulations regarding Year 2000 issues in a timely manner, the Company's related manufacturing revenues could cease, with a potential adverse effect on the Company's operating results or financial condition.

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

RESULTS OF OPERATIONS

The following table sets forth statement of income data as a percentage of revenues for the periods indicated.

                                               Quarter Ended        Nine Months Ended
                                                  March 31,               March 31,
                                              ---------------        ----------------
                                              1998       1997        1998        1997
                                              ----       ----        ----        ----
Revenues                                     100.0%      100.0%      100.0%      100.0%
Cost of sales                                 83.3        82.9        83.1        83.1
                                             -----       -----       -----       -----
Gross margin                                  16.7        17.1        16.9        16.9
Marketing, general and administrative          7.9         9.3         8.3         8.9
                                             -----       -----       -----       -----
Operating income                               8.8         7.8         8.6         8.0
Other income (expense), net                    0.2         0.6         0.2        (0.1)
                                             -----       -----       -----       -----
Income before income taxes                     9.0         8.4         8.8         7.9
Income tax provision                           3.1         3.0         3.0         2.8
                                             -----       -----       -----       -----
Net income                                     5.9%        5.4%        5.8%        5.1%
                                             =====       =====       =====       =====

        Revenues

        The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.

                                Quarter Ended March 31,
                   ----------------------------------------------------------
                            1998                     1997
                   -----------------------------------------------
                                   % of                    % of
                                   Total                   Total         %
                   Revenues      Revenues   Revenues      Revenues   Increase
                   --------      --------   --------      --------   --------
                                       (dollars in thousands)
Manufacturing      $11,527         63.1%    $ 8,840         61.8%      30.4%
Engineering          6,738         36.9       5,455         38.2       23.5%
                   -------        -----     -------        -----
  Total Revenues   $18,265        100.0%    $14,295        100.0%      27.8%
                   =======        =====     =======        =====


                                 Nine Months Ended March 31,
                   -----------------------------------------------------------
                            1998                     1997
                   -----------------------------------------------
                                   % of                    % of
                                  Total                    Total         %
                   Revenues      Revenues    Revenues     Revenues    Increase
                   --------      --------    --------     --------    --------
                                    (dollars in thousands)
Manufacturing       $31,542         62.4%    $22,853         62.8%      38.0%
Engineering          19,012         37.6      13,528         37.2       40.5%
                    -------        -----     -------        -----
  Total Revenues    $50,554        100.0%    $36,382        100.0%      39.0%
                    =======        =====     =======        =====


        Manufacturing revenues increased by approximately $2.7 million in the third quarter of fiscal year 1998 from the third quarter of fiscal year 1997 and by approximately $8.7 million in the first nine months of fiscal year 1998 from the first nine months of fiscal year 1997. The increase in manufacturing revenues in the third quarter of fiscal year 1998 was due primarily to new medical instruments and increased revenues from existing medical instruments adding approximately $3.9 million in revenues and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $434,000 in nonmedical manufacturing revenues. The increase in manufacturing revenues in the first nine months of fiscal year 1998 was due primarily to new medical instruments and increased revenues from existing medical instruments adding approximately $10.4 million in revenues and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $1.5 million in nonmedical manufacturing revenues. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of others, including the phase-out of the Company's last remaining proprietary instrument during the fourth quarter of fiscal year 1997.

        Sales to Coinstar in the third quarter of fiscal year 1998 represented approximately 31% of manufacturing revenues and approximately 23% of total revenues (36% and 25%, respectively, in the third quarter of fiscal year 1997) and in the first nine months of fiscal year 1998 represented approximately 29% of manufacturing revenues and approximately 21% of total revenues (33% and 24%, respectively, in the first nine months of fiscal year 1997). Management expects that sales to Coinstar will tend to decrease as a percentage of manufacturing revenues in the future, but the percentage may fluctuate from quarter to quarter.

        Significant manufacturing revenues were generated by 19 medical instruments in the first nine months of fiscal year 1998 compared to 14 medical instruments in the first nine months of fiscal year 1997. The only nonmedical commercial product that generated significant manufacturing revenues during the first nine months of fiscal years 1998 and 1997 was the Coinstar coin-counting machine.

        Engineering revenues increased by approximately $1.3 million in the third quarter of fiscal year 1998 from the third quarter of fiscal year 1997 and approximately $5.5 million in the first six months of fiscal year 1998 from the first nine months of fiscal year 1997. The increase in engineering revenues in the third quarter of fiscal year 1998 was due primarily to new projects and to increased time and, to a lesser extent, hourly rates being billed on existing projects adding approximately $3.7 million in revenues. The increase in engineering revenues in the first nine months of fiscal year 1998 was due primarily to new projects and to increased time and hourly rates being billed on existing projects adding approximately $9.9 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or cancelled.

        As of the respective ends of the third quarters of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline 24 and 21 new medical instruments or systems, and nine and five projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. The 33 medical projects in the pipeline as of the end of the third quarter of fiscal year 1998 were being performed for 27 different customers (25 medical projects for 23 different customers as of the end of the third quarter of fiscal year 1997). Although management believes that the 33 medical projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.

        As of the end of the third quarters of each of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline one nonmedical commercial product.

        Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

        Gross Margin

        The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.

                                    Quarter Ended March 31,                    Nine Months Ended March 31,
                          ------------------------------------------    ------------------------------------------
                                  1998                   1997                  1998                   1997
                          --------------------   -------------------    -------------------    -------------------
                           Gross        Gross     Gross       Gross     Gross        Gross     Gross        Gross
                           Margin       Margin    Margin      Margin    Margin       Margin    Margin       Margin
                            ($)          (%)       ($)         (%)       ($)           (%)       ($)          (%)
                          ------        ------   ------       ------    ------       ------    ------       ------
                                                            (dollars in thousands)
Manufacturing             $2,106        18.3%    $1,778        20.1%    $5,945        18.8%    $4,547        19.9%
Engineering                  951        14.1%       671        12.3%     2,614        13.7%     1,614        11.9%
                          ------                 ------                 ------                 ------
  Total gross margin      $3,057        16.7%    $2,449        17.1%    $8,558        16.9%    $6,160        16.9%
                          ======                 ======                 ======                 ======

        Manufacturing gross margin decreased to 18.3% of manufacturing revenues in the third quarter of fiscal year 1998 from 20.1% in the third quarter of fiscal year 1997. Preproduction revenues, which generally produce lower gross margins, increased as a percent of sales and offset gross margin improvements achieved by spreading facilities and certain other manufacturing overhead costs over a higher revenue base. The decrease in the manufacturing gross margin percentage to 18.8% in the first nine months of fiscal year 1998 from 19.9% in the first nine months of fiscal year 1997 was primarily attributable to the same factors. Engineering gross margin increased to 14.1% of engineering revenues in the third quarter of fiscal year 1998 from 12.3% in the third quarter of fiscal year 1997. This increase was attributable primarily to spreading certain fixed engineering costs over a higher revenue base and high utilization of engineers, and, to a lesser extent, to increased hourly rates for engineering services. The increase in the engineering gross margin percentage to 13.7% in the first nine months of fiscal year 1998 from 11.9% in the first nine months of fiscal year 1997 was primarily attributable to the same factors. Management expects engineering gross margin as a percentage of revenues to fluctuate from quarter to quarter, but to average approximately 11% over time.

        Marketing, General and Administrative Expenses

        Marketing, general and administrative expenses increased to $1.5 million in the third quarter of fiscal year 1998 from $1.3 million in the third quarter of fiscal year 1997, but as a percentage of revenues decreased to 7.9% from 9.3% for the respective quarters. In the first nine months of fiscal year 1998, marketing, general and administrative expenses increased to $4.2 million from $3.3 million in the first nine months of fiscal year 1997, but as a percentage of revenues decreased to 8.3% from 8.9%. The dollar increases were due primarily to costs associated with disseminating information to shareholders and the public, increased headcount and management information systems costs associated with the Company's growth. Marketing, general and administrative expenses before bonus represented 6.4% of revenues in the third quarter of fiscal year 1998 and 6.8% in the third quarter of 1997, and 6.6% of revenues in the first nine months of fiscal years 1998 and 1997.

Operating Income

        Operating income increased 44.3% to $1.6 million (8.8% of revenues) in the third quarter of fiscal year 1998 from $1.1 million (7.8% of revenues) in the third quarter of fiscal year 1997 and increased 50.1% to $4.4 million (8.6% of revenues) in the first nine months of fiscal year 1998 from $2.9 million (8.0% of revenues) in the first nine months of fiscal year 1997, due primarily to an increase in sales volume and improved gross margins in engineering.

LIQUIDITY AND CAPITAL RESOURCES

        SeaMED has historically financed its operations through earnings, debt and sales of securities. In the first nine months of fiscal year 1998 SeaMED's operating activities resulted in net uses of cash of $1.3 million, despite earnings of $2.9 million, because SeaMED's growth continues to require substantial infusions of working capital, primarily to support increases in accounts receivable and inventories.

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

        The Company has a line of credit arrangement (the "working capital facility") with Keybank National Association (the "Bank"), under which the Company can borrow against 85% of eligible accounts receivable and 50% of eligible inventory, up to a maximum of $10.0 million ($20.0 million after July
1998). Borrowings under the working capital facility will bear interest at either the Bank's prime rate minus .25% or LIBOR plus 1.2%. At April 30, there were no borrowings under the working capital facility. In addition the Bank has committed to allow SeaMED, in SeaMED's discretion, to draw on an equipment acquisition line of credit (the "equipment facility") with the Bank, under which the Company can borrow up to $5.0 million. Borrowings under the equipment facility will bear interest at LIBOR plus 1.4% and will be secured by the equipment purchased using the equipment facility. At April 30, there were no borrowings under the equipment facility.

        SeaMED also has a term note payable to the Bank, entered into on July 31, 1997 and disbursed by the Bank on September 4, 1997. Borrowings under this note bear interest at LIBOR plus 1.4%, 7.1% at April 30, 1998, and will adjust as the LIBOR rate changes. The note is due in monthly payments of $18,055 through December 2000. At April 30, the balance outstanding on this note was approximately $523,000.

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

        SeaMED's current facilities contain approximately 148,000 square feet of space. Due in large part to furnishing during the first half of fiscal year 1998 60,000 square feet of space added in May 1997 and reconfiguring space in its headquarters, SeaMED's capital expenditures increased to approximately $2.3 million in the first nine months of fiscal year 1998 from $1.2 million in the first nine months of fiscal year 1997. Management anticipates that total capital expenditures in fiscal year 1998 will be about the same as the $2.8 million of capital expenditures in fiscal year 1997. In July 1997 SeaMED entered into a commitment to lease an additional 81,000 square feet of space in stages beginning in January 1999. SeaMED now anticipates occupying the first 40,000 square feet under this commitment during the summer of 1998 and the remaining space by summer 1999.

                           PART II - OTHER INFORMATION

ITEM 2(D). USE OF OFFERING PROCEEDS. From November 18, 1996, the effective date of the Securities Act registration statement for the Company's initial public offering of common stock, through April 2, 1998, the Company has used the net offering proceeds as follows:

Use of Net Offering Proceeds                                                    Amount
----------------------------                                                 ----------
                                                                             (dollars in
                                                                              thousands)
    Construction of plant, building and facilities                            $    644
    Purchase and installation of machinery and equipment                         3,910
    Repayment of indebtedness (including a cumulative preferred stock
        dividend)                                                                4,892
    Working capital                                                              2,875
    Temporary investments                                                        2,502
                                                                              --------
                                                                              $ 14,823
                                                                              ========

The uses of net offering proceeds set forth above are management's reasonable estimates, and they assume the reinvestment of cash from operating activities into the Company's net working capital. Temporary investments are United States government obligations with a term of less than one year.

ITEM 6(A).      EXHIBITS.

Exhibit 3.1+    Amended and Restated Articles of Incorporation of the Registrant
Exhibit 3.2++   Bylaws of the Registrant
Exhibit 4.1+++ Rights Agreement dated as of January 27, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Articles of Amendment as Exhibit A thereto, the form of Right Certificate as Exhibit B thereto and the form of Summary of Rights to Purchase Preferred Shares as Exhibit C thereto.
Exhibit 27.1    Financial Data Schedule


----------

+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

+++ Filed previously with the Company's current report on Form 8-K filed February 5, 1998 with the Securities and Exchange Commission.

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

        /s/  W. Robert Berg                             5/15/98
By__________________________________               ___________________________
             W. Robert Berg                        Date
       Principal Executive Officer

        /s/  Edgar F. Rampy                             5/15/98
By__________________________________               ___________________________
             Edgar F. Rampy                        Date
       Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                     Description                                  Page
------                                     -----------                                  ----
Exhibit 3.1+    Amended and Restated Articles of Incorporation of the Registrant.........
Exhibit 3.2++   Bylaws of the Registrant.................................................
Exhibit 4.1+++  Rights Agreement dated as of January 27, 1998, between the Company and
                ChaseMellon Shareholder Services, L.L.C., which includes the form of
                Articles of Amendment as Exhibit A thereto, the form of Right Certificate as Exhibit B thereto and the form of Summary of Rights to Purchase
                Preferred Shares as Exhibit C thereto.
Exhibit 27.1    Financial Data Schedule..................................................

----------

+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

+++ Filed previously with the Company's current report on Form 8-K filed February 5, 1998 with the Securities and Exchange Commission.