Form 10-Q/A
period 1998-01-01
SEAMED CORP
filed 1998-07-30
CIK 937289

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1
                                       TO
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                         PART I - FINANCIAL INFORMATION

The complete text of Item 1 of Part I, as amended to reflect incorportation of net income per share footnote disclosures and related conforming changes, is set forth below:

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

           Net Income Per Share

           In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

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

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related
Information". The Company will adopt SFAS No. 131 in 1998. The Company does not expect the impact of SFAS No. 131 to be material.

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

           6.         INCOME PER SHARE

           The following table sets forth the computation of basic and diluted income per share:


                                                   QUARTER ENDED                 SIX MONTHS ENDED
                                                   DECEMBER 31,                    DECEMBER 31,
                                              1997              1996           1997            1996
                                              ----              ----           ----            ----
NUMERATOR:
  Numerator for basic and diluted
    income per share...................     $  946,648       $  600,283      $1,853,494      $1,086,867
                                            ----------       ----------      ----------      ----------

DENOMINATOR:
  Denominator for basic income per
    share -- weighted average
    common shares......................      5,283,689        2,724,175       5,276,294       1,697,986

Effect of dilutive securities:
  Weighted average of all
    convertible redeemable
    preferred stock outstanding........             --        1,586,771              --       2,260,400

  Net effect of dilutive stock
    options based on the treasury
    stock method using avg. market
    price..............................        313,532          373,742         321,368         365,064

  Net effect of dilutive stock
    warrants based on the treasury
    stock method using avg. market
    price..............................         28,277           20,836          28,494          18,820
                                            ----------       ----------      ----------      ----------

  Dilutive potential common
    shares.............................        341,809        1,981,349         349,862       2,644,284
                                            ----------       ----------      ----------      ----------

  Denominator for diluted income
    per share..........................      5,625,498        4,705,524       5,626,156       4,342,270


  Basic income per share...............     $     0.18       $     0.21      $     0.35      $     0.58
                                            ==========       ==========      ==========      ==========

  Diluted net income
    per share..........................     $     0.17       $     0.13      $     0.33      $     0.25
                                            ==========       ==========      ==========      ==========


                        PART II - OTHER INFORMATION

The complete text of Item 6(A) of Part II, as amended to reflect deletion of
Exhibit 11.1, statement regarding computation of net income per share, is set forth below:

ITEM 6(A). EXHIBITS.

Exhibit 3.1+           Amended and Restated Articles of Incorporation of the
                       Registrant
Exhibit 3.2++          Bylaws of the Registrant
Exhibit 10.1+++ 1995 SeaMED Corporation Stock Option and Incentive Plan, as amended and approved by the Company's shareholders on October 30, 1997
Exhibit 10.2+++ SeaMED Corporation 1996 Employee Stock Purchase Plan, as amended and approved by the Company's shareholders on October 30, 1997
Exhibit 27.1+++        Financial Data Schedule


---------------------------

+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

+++ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1998, filed with the Securities and Exchange Commission.

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


By /s/ W. ROBERT BERG                     7/23/98
  ------------------------------------    ------------------------------------
            W. Robert Berg                Date
     Principal Executive Officer


By /s/ EDGAR F. RAMPY                     7/23/98
  ------------------------------------    ------------------------------------
            Edgar F. Rampy                Date
     Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                                Description                                  Page
------                                                -----------                                  ----

Exhibit 3.1+        Amended and Restated Articles of Incorporation of the Registrant..................
Exhibit 3.2++       Bylaws of the Registrant..........................................................
Exhibit 10.1+++     1995 SeaMED Corporation Stock Option and Incentive Plan, as amended and approved by the Company's shareholders on October 30, 1997....................
Exhibit 10.2+++     SeaMED Corporation 1996 Employee Stock Purchase Plan, as amended and approved by the Company's shareholders on October 30, 1997....................
Exhibit 27.1+++     Financial Data Schedule...........................................................



----------------------------------

+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

+++ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1998, filed with the Securities and Exchange Commission.