Form 10-K405
period 1998-07-02
SEAMED CORP
filed 1998-09-30
CIK 937289

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                            FOR THE YEAR ENDED JULY 2, 1998

        OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-21727

                               SEAMED CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1002092
   (STATE OF INCORPORATION OR ORGANIZATION)       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

         14500 NORTHEAST 87TH STREET                             98052-3431
             REDMOND, WASHINGTON                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425) 867-1818
                        (REGISTRANT'S TELEPHONE NUMBER)

             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    NONE                                           NONE

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK, NO PAR VALUE                       THE NASDAQ STOCK MARKET

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last ninety days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based on the NASDAQ quoted closing price) of the common stock held by non-affiliates (4,127,440 shares) of the Registrant at September 25, 1998 was approximately $57,288,867. As of September 25, 1998, there were 5,468,978 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of Form 10-K, Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions, is included in the Company's proxy statement filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SEAMED CORPORATION

                                   FORM 10-K

     SeaMED Corporation's ("SeaMED" or the "Company") fiscal year consists of the 52/53-week period that ends on the Thursday nearest to June 30, and SeaMED's fiscal quarters end on the Thursdays nearest to September 30, December 31 and March 31. For convenience of presentation, all fiscal periods in this Form 10-K are shown as ending on a calendar month-end.

                                     PART I

ITEM 1. BUSINESS

  INTRODUCTION

     SeaMED manufactures advanced durable electronic medical instruments for medical technology companies, often as part of systems that also include single-use components. To assist its customers in developing and commercializing their instruments for manufacture by SeaMED, the Company provides a wide range of engineering services and regulatory expertise. During fiscal year 1998, SeaMED manufactured or engineered medical instruments for both established and emerging medical technology companies. SeaMED from time to time selectively designs and manufactures nonmedical commercial products that benefit from SeaMED's engineering and manufacturing capabilities. Currently, SeaMED manufactures one such product, a coin-counting machine that exchanges loose coins for currency, for Coinstar, Inc. ("Coinstar").

     Since 1988, SeaMED has focused its business primarily on manufacturing medical instruments and believes it is the largest independent manufacturer of advanced medical instruments for medical technology companies. As part of its growth strategy, SeaMED continues to expand its engineering expertise, regulatory knowledge and manufacturing capabilities, thereby allowing it to design and manufacture a broader range of medical instruments. SeaMED also utilizes its existing resources and expertise by accepting high value-added engineering and manufacturing contracts for select nonmedical products.

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

     At the same time, the Food and Drug Administration (the "FDA") and the European Community have adopted increasingly stringent and evolving regulatory requirements for the design and manufacture of medical products. In the United States, certain medical products are subject to the FDA's premarket approval application ("PMA") requirements and many medical products require premarket clearance. In addition, products are subject to regulation with respect to manufacture, labeling, distribution, postmarket reporting and promotion. Moreover, as of June 1997, the FDA requires the design of medical devices to satisfy a specific engineering design control process. Under European quality standards made effective in 1998, the design of medical products must satisfy specific engineering design process standards. To market and sell their products, medical technology companies must invest significant financial resources to establish and maintain manufacturing facilities that comply with the FDA's good manufacturing practices ("cGMP") requirements and the European Community's quality system standards, particularly if the facilities produce life-supporting, life-sustaining, or implantable products. After the often lengthy and time-consuming process of obtaining FDA marketing authorization and ISO certification, medical technology companies must devote substantial managerial oversight to ensure continued compliance with FDA and European Community requirements.

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

THE SEAMED ADVANTAGES

     SeaMED provides integrated solutions to the engineering, regulatory and manufacturing challenges of advanced medical instruments. SeaMED offers its customers the following advantages:

     - Broad Experience With Numerous Advanced Medical Instruments. In fiscal year 1998 SeaMED manufactured 19 different advanced medical instruments that incorporate diverse technologies. As of the end of fiscal year 1998, SeaMED had in its engineering project pipeline an additional 22 instruments or systems that it believes have a good chance of some day producing significant manufacturing revenues. As a result, SeaMED has considerable expertise in addressing its customers' product development, engineering, manufacturing and regulatory issues.

     - Focus on Core Functions. By relying on SeaMED's engineering and manufacturing capabilities, customers can focus management efforts on product research, clinical development and sales and marketing, as well as manufacturing their higher-volume, single-use components. In addition, SeaMED's customers can shift to variable costs the high fixed costs associated with staffing and maintaining cGMP-compliant facilities for durable medical instruments.

     - Production Flexibility. SeaMED's broad customer base permits it to offer its customers production flexibility, which enables customers to adjust production volumes in response to fluctuations in market demand or regulatory issues.

     - Rapid Product Development. SeaMED believes that, with its engineering and manufacturing capabilities, it can more rapidly develop and manufacture new products at a lower overall cost than its customers, which otherwise expend significant time and financial resources to develop internal engineering expertise, establish cGMP-compliant manufacturing facilities and obtain ISO certification.

     - Regulatory Compliant Manufacturing. SeaMED's medical manufacturing facilities are ISO 9001/EN 46001 certified and SeaMED believes that they comply with cGMP requirements. Due to the critical nature of regulatory compliance, SeaMED devotes significant management time and financial resources to cGMP compliance and ISO certification.

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

CUSTOMERS AND PRODUCTS

     SeaMED's customers include some of the world's largest medical technology companies as well as many emerging medical technology companies. During fiscal year 1998 SeaMED derived significant manufacturing revenues from 19 medical instruments. As of the end of fiscal year 1998, SeaMED had in its engineering project pipeline 28 instruments or systems that it believes have a good chance of some day producing significant manufacturing revenues. Of these 28 projects, 22 are for new instruments or systems and six are for enhancements of existing instruments or systems that SeaMED and the customer believe will extend the life-cycle of the instrument. The 28 projects are performed for 21 different customers. Although management believes that the 28 projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Outlook: Issues and Uncertainties."

     The only nonmedical commercial product that generated significant manufacturing revenues during fiscal years 1998 and 1997 was the Coinstar coin-counting machine. As of the end of fiscal year 1998, SeaMED did not have any nonmedical commercial products in its engineering project pipeline.

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

     The only nonmedical commercial product currently manufactured by SeaMED is the Coinstar coin-counting machine. SeaMED may from time to time selectively design and manufacture other nonmedical commercial products that can benefit from SeaMED's engineering and manufacturing capabilities. SeaMED currently manufactures Coinstar's machines under a three-year nonexclusive manufacturing agreement with Coinstar that allows Coinstar to cancel or modify orders with SeaMED on 90 days' notice, except for product orders scheduled for delivery within 90 days. Under the terms of the agreement, in the event that Coinstar cancels product orders, Coinstar has agreed to reimburse SeaMED for certain raw material and related costs. SeaMED believes its experience in manufacturing the large and complex Coinstar machine has expanded its manufacturing expertise. SeaMED intends to maintain as its primary focus the design and manufacturing of advanced medical instruments for medical technology companies.

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

     At June 30, 1998, SeaMED's engineering staff consisted of 122 engineers employed by SeaMED and 24 consulting or contract engineers. The engineering staff includes a variety of disciplines, as follows:

                    ENGINEERING CATEGORY                      NUMBER
                    --------------------                      ------
Component...................................................     1
Electrical Design...........................................    23
Electrical Test.............................................    13
Manufacturing...............................................    34
Mechanical Design...........................................    26
Reliability and Quality.....................................    31
Software Design.............................................    18
                                                               ---
     Total..................................................   146
                                                               ===

MANUFACTURING OPERATIONS

     As the engineering project nears completion, the members of the project team with direct responsibility for manufacturing, quality assurance, manufacturing/test engineering and materials assume a greater role. The team implements a materials management system and develops an assembly process and product testing and quality assurance procedures to produce high-quality instruments that satisfy customer specifications as well as cGMP and ISO 9001 quality standards. Often, the manufacture of a particular instrument begins with production of a relatively small number of units of the instrument before it is approved for commercial use (known as "preproduction" units), which are used by the customer for clinical trials. SeaMED and the customer frequently make engineering and manufacturing refinements during the preproduction phase.

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

     SeaMED's customers generally submit purchase orders for delivery of instruments in future periods. As of June 30, 1998 and June 30, 1997, customers had placed purchase orders with SeaMED for future deliveries totaling $33 million and $33 million, respectively, with all such deliveries scheduled to occur before the end of the next fiscal year. The Company does not regard backlog data as a meaningful indicator of revenues for future periods because of its policy of generally allowing its customers to cancel orders at any time without notice.

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

QUALITY ASSURANCE AND REGULATORY COMPLIANCE

     SeaMED emphasizes quality throughout its operations and integrates its quality assurance and quality engineering programs throughout each instrument's engineering and manufacturing phases, a process that involves SeaMED's senior management and executive officers. Quality assurance procedures are integrated into every aspect of an instrument's manufacturing cycle. SeaMED establishes a quality assurance program for each instrument, which includes a "zero defects" objective. Substantially all component parts and outside-contracted product subassemblies receive a control number and are inspected and, if necessary, tested. SeaMED requires all approved vendors that supply components to satisfy certain quality standards. On the manufacturing floor, quality assurance personnel implement quality procedures at interim points during the assembly process and conduct a final-level inspection and/or test when the instrument is fully assembled and ready for shipping. In addition, prior to shipping, a quality inspector reviews each instrument for proper labeling and paperwork.

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

     SeaMED's ISO 9001/EN 46001 certification serves as a marketing tool that enhances SeaMED's competitive position in the industry, especially with respect to medical technology companies with internal manufacturing facilities that have not gone through the costly and time-consuming ISO certification process. SeaMED underwent a number of ISO quality and FDA regulatory audits during fiscal year 1998 with the result of no adverse findings.

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

     Competition is primarily limited to those companies that meet the minimum applicable regulatory requirements of the FDA and international manufacturing and design standards. In the future, SeaMED is likely to compete against new entrants into the industry as outsourcing expands in medical technology products. For example, medical technology companies with design and manufacturing capabilities (especially those with excess capacity) and large electronic contract manufacturers and defense department contractors with extensive nonmedical engineering expertise may undertake design and/or manufacture of medical instruments. Although SeaMED is not aware of substantial competition from these sources to date, there can be no assurance that these or other formidable competitors will not aggressively expand into SeaMED's targeted market segment in the future.

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

     The FDA classifies medical devices into three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably ensure product safety and efficacy. Class I devices are subject to general controls (e.g., labeling, premarket notification and adherence to cGMP) and Class II devices are subject to general and special controls (e.g., performance standards and guidelines). Generally, Class III devices are higher-risk devices and cannot be marketed until after receiving FDA PMA approval.

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

     Any instrument manufactured by SeaMED or distributed by its customers pursuant to FDA clearances or approvals is subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences associated with the use of the instrument. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDC Act requires devices to be manufactured in accordance with cGMP regulations, which impose certain procedural and documentation requirements upon SeaMED with respect to manufacturing, quality assurance activities and maintenance of service records. Noncompliance with FDA regulations can result in, among other things, SeaMED and its customers being subject to fines, injunctions, civil penalties, criminal prosecution, recall or seizure of devices, total or partial suspension of production, failure of the government to grant premarket clearance or PMA approval for products, withdrawal of marketing approvals, or a recommendation by the FDA that a customer not be permitted to enter into government contracts. The FDA also has the authority to require repair, replacement or refund of the cost of any device manufactured or distributed by a customer of SeaMED. In addition, the failure to be found in compliance with the FDA regulations could have an adverse effect on the Company's reputation. The FDA periodically inspects device manufacturers for compliance with FDA regulations. In addition, the FDA generally inspects a manufacturer prior to approving a PMA. There can be no assurance that the Company will be found in compliance with all applicable regulations during such an inspection. The failure to be found in compliance with the cGMP regulations would result in FDA enforcement action against the Company, which could result in a diminution of the Company's reputation and an adverse effect on the Company's business, results of operations and financial condition.

  International

     Sales of medical devices outside the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. The export of devices is subject to FDA regulation. In some instances, prior FDA approval is needed. Effective in 1998, in order to allow their instruments to move freely within the European Community, medical device manufacturers are required to obtain certifications necessary to enable the "CE mark" to be affixed to their products. Because SeaMED is

ISO 9001/EN 46001 certified, if a SeaMED customer is also ISO 9001 certified, the customer may be permitted to affix the CE mark to an instrument manufactured by SeaMED without the customer being subject to additional requirements. In addition, all medical device manufacturers must comply with other laws generally applicable to foreign trade, including technology export restrictions, tariffs and other regulatory barriers.

EMPLOYEES AND LABOR RELATIONS

     As of June 30, 1998, SeaMED employed a total of 419 people and retained 89 consulting or contract personnel in the following areas:

                          CATEGORY                            NUMBER
                          --------                            ------
Design and Engineering......................................   192
Preproduction and Manufacturing.............................   214
Quality Assurance...........................................    65
Sales and Marketing, Financing and Administration...........    37
                                                               ---
     Total..................................................   508
                                                               ===

     SeaMED considers its labor relations to be good and none of its employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

     As of July, 1998, SeaMED is leasing two buildings in Redmond, Washington and three buildings in Bothell, Washington, aggregating approximately 193,000 square feet. Of the approximately 193,000 square feet currently occupied by SeaMED, approximately 121,000 square feet are used for manufacturing, approximately 65,000 square feet are used for engineering and approximately 7000 square feet are used for administrative purposes.

     The Company will take an additional 20,500 square feet in January of 1999 and another 20,500 square feet in June of 1999, bringing total square footage to 234,000 by the end of fiscal year 1999. The 82,000 total square feet acquired from July of 1998 through June of 1999 are located in a single new building.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the normal course of its business. These actions could include employee-related issues and disputes with customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock commenced trading on the Nasdaq National Market on November 19, 1996. Prior to this point, the Company's common stock was not traded publicly. The high and low bids for the seven quarters during which the Company's stock has been publicly traded were as follows:

                     QUARTER ENDED                        HIGH      LOW
                     -------------                        ----      ---
June 30, 1998...........................................  18 1/4   15 3/8
March 31, 1998..........................................  20 1/2   16 1/2
December 31, 1997.......................................  18 3/4   15 1/2
September 30, 1997......................................  20 5/8   15 5/8
June 30, 1997...........................................  21       14 1/2
March 31, 1997..........................................  18 1/4   11
December 31, 1996.......................................  11 3/4    9 7/8

     The Company had 115 shareholders of record as of June 30, 1998. No cash dividends have been declared on the Company's common stock to date and the Company does not intend a pay a cash dividend on common stock in the foreseeable future. Future earnings will be used as a source to finance the growth and development of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data as of June 30, 1998 and 1997, and for each of the periods ended June 30, 1998, 1997 and 1996, are derived from audited financial statements of the Company, which are included elsewhere in this Form 10-K. The selected financial data as of June 30, 1996, 1995 and 1994, and for each of the periods ended June 30, 1995 and 1994, are derived from audited financial statements not included herein.

                      SUMMARY FINANCIAL AND OPERATING DATA
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED JUNE 30,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
STATEMENT OF INCOME DATA:
Revenues.....................................  $69,981   $52,134   $26,130   $17,661   $14,720
Cost of sales................................   58,285    43,132    21,093    14,590    11,965
                                               -------   -------   -------   -------   -------
                                                11,696     9,002     5,037     3,071     2,755
Marketing, general and administrative
  expense....................................    5,525     4,849     2,937     1,931     1,818
                                               -------   -------   -------   -------   -------
Operating income.............................    6,171     4,153     2,100     1,140       937
Other income (expense), net..................      100        41      (192)     (185)     (138)
                                               -------   -------   -------   -------   -------
Income before income taxes...................    6,271     4,194     1,908       955       799
Income tax benefit (provision)(1)............   (2,132)   (1,468)     (668)     (180)      208
                                               -------   -------   -------   -------   -------
Net income...................................  $ 4,139   $ 2,726   $ 1,240   $   775   $ 1,007
                                               =======   =======   =======   =======   =======
Net income per share data(2):
  Basic......................................  $  0.78   $  0.76   $  1.61   $  1.08   $  1.90
  Diluted....................................  $  0.73   $  0.55   $  0.33   $  0.21   $  0.30

                                                                  JUNE 30,
                                               -----------------------------------------------
                                                1998      1997      1996      1995      1994
                                               -------   -------   -------   -------   -------
BALANCE SHEET DATA:
Working capital..............................  $24,272   $18,258   $ 4,997   $ 4,497   $ 3,307
          Total assets.......................   42,857    32,132    16,064     9,900     7,571
Notes payable to bank........................       --     1,068     1,817       555       990
Long-term debt, including current portion....    2,993        --     1,748     1,517     1,653
Convertible redeemable preferred stock.......       --        --     5,280     5,280     3,815
          Total shareholders' equity
            (deficit)........................   27,933    22,793     1,231       (38)     (672)

---------------
(1) For the fiscal year ended June 30, 1994, reflects the benefit of utilization of net operating loss carryforwards, tax credit carryforwards and related changes in the deferred tax asset valuation allowance.

(2) See Note 9 of Notes to Financial Statements for an explanation of the number of shares used in computing net income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below. The data should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Form 10-K. The Company's fiscal year consists of the 52/53-week period that ends on the Thursday nearest to June 30. For convenience of presentation, all fiscal periods in this Form 10-K are shown as ending on a calendar month-end.

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

     From time-to-time SeaMED selectively designs and manufactures nonmedical commercial products that benefit from SeaMED's engineering and manufacturing capabilities. SeaMED intends to maintain as its primary focus the design and manufacturing of advanced medical instruments for medical technology companies.

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

RESULTS OF OPERATIONS

     The following table sets forth statement of income data as a percentage of revenues for the fiscal years indicated.

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   83.3     82.7     80.7
                                                              -----    -----    -----
Gross margin................................................   16.7     17.3     19.3
Marketing, general and administrative expenses..............    7.9      9.3     11.3
                                                              -----    -----    -----
Operating income............................................    8.8      8.0      8.0
Other income (expenses), net................................    0.2       --     (0.7)
                                                              -----    -----    -----
Income before income taxes..................................    9.0      8.0      7.3
Income tax provision........................................    3.1      2.8      2.6
                                                              -----    -----    -----
Net income..................................................    5.9%     5.2%     4.7%
                                                              =====    =====    =====

  Revenues

     The following table sets forth revenues with the corresponding percentage of total revenues and the year-to-year percentage increase for the fiscal years indicated.

                                                             YEAR ENDED JUNE 30,
                            -------------------------------------------------------------------------------------
                                   1998                             1997                             1996
                            -------------------              -------------------              -------------------
                                         % OF                             % OF                             % OF
                                        TOTAL        %                   TOTAL        %                   TOTAL
                            REVENUES   REVENUES   INCREASE   REVENUES   REVENUES   INCREASE   REVENUES   REVENUES
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Manufacturing.............  $44,389      63.4%      34.6%    $32,983      63.3%      86.1%    $17,725      67.8%
Engineering...............   25,592      36.6       33.6%     19,150      36.7      127.8%      8,405      32.2
                            -------     -----       ----     -------     -----      -----     -------     -----
          Total
            revenues......  $69,981     100.0%      34.2%    $52,133     100.0%      99.5%    $26,130     100.0%
                            =======     =====       ====     =======     =====      =====     =======     =====

     Manufacturing revenues increased by approximately $11.4 million in fiscal year 1998 from fiscal year 1997, due primarily to three medical instruments adding approximately $8.3 million and one nonmedical product manufactured for Coinstar under a nonexclusive contract adding approximately $2.8 million in revenues. Increases in manufacturing revenues were offset by decreased volume of certain instruments and the phaseout of other instruments. Manufacturing revenues increased by approximately $15.3 million in fiscal year 1997 from fiscal year 1996, due primarily to a nonmedical product manufactured for Coinstar under a nonexclusive contract adding approximately $10.0 million in revenues and new and existing instruments adding approximately $9.1 million in revenues. Increases in manufacturing revenues in fiscal year 1997 were offset by decreased volume of certain instruments and the phaseout of other instruments.

     Sales to Coinstar in fiscal year 1998 represented approximately 23% of total revenue and approximately 32% of manufacturing revenue, compared to 25% of total revenue and 35% of manufacturing revenue in fiscal year 1997. SeaMED management expects that sales to Coinstar as a percentage of total sales will continue to decline in future years.

     Significant manufacturing revenues were generated by 19 medical instruments in fiscal year 1998 compared to 14 medical instruments in fiscal year 1997. The only nonmedical commercial product that generated significant manufacturing revenues during fiscal years 1998 and 1997 was the Coinstar coin-counting machine.

     Engineering revenues increased by approximately $6.4 million in fiscal year 1998 from fiscal year 1997, due primarily to new projects and increased time and, to a lesser extent, increased hourly rates being billed on existing projects adding approximately $12.2 million in revenues. Engineering revenues increased by approximately $10.7 million in fiscal year 1997 from fiscal year 1996, due primarily to new projects and increased time and hourly rates on existing projects adding approximately $9.9 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or canceled.

     Approximately $5.1 million of the revenue in fiscal year 1998 came from United States Surgical Corporation, compared to $6.7 million in fiscal year 1997. Engineering revenue for United States Surgical in fiscal year 1998 represented approximately 20% of total engineering revenue and approximately 17% of total revenue. Sales to United States Surgical in fiscal year 1997 represented approximately 35% of total engineering revenue and approximately 14% of total revenue. SeaMED management expects sales to United States Surgical as a percentage of total sales to decline in future years.

     As of the respective ends of fiscal years 1998 and 1997, SeaMED had in its engineering project pipeline 22 and 18 new medical instruments or systems, and six and eight projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. The 28 medical projects in the pipeline as of fiscal year 1998 were being performed for 21 different customers (26 medical projects for 21 different customers as of the end of fiscal year 1997). Although management believes that the 28 medical projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.

     All projects in SeaMED's engineering pipeline at June 30, 1998 were for medical instruments.

     Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

  Gross margin

     The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the fiscal years indicated.

                                                     YEAR ENDED JUNE 30,
                          --------------------------------------------------------------------------
                                   1998                      1997                      1996
                          ----------------------    ----------------------    ----------------------
                            GROSS        GROSS        GROSS        GROSS        GROSS        GROSS
                          MARGIN($)    MARGIN(%)    MARGIN($)    MARGIN(%)    MARGIN($)    MARGIN(%)
                          ---------    ---------    ---------    ---------    ---------    ---------
                                                    (DOLLARS IN THOUSANDS)
Manufacturing...........   $ 8,231       18.5%       $6,615        20.1%       $4,184        23.6%
Engineering.............     3,465       13.5%        2,387        12.5%          854        10.2%
                           -------                   ------                    ------
     Total gross
       margin...........   $11,696       16.7%       $9,002        17.3%       $5,038        19.3%
                           =======                   ======                    ======

     Manufacturing gross margin decreased to 18.5% of manufacturing revenues in fiscal year 1998 from 20.1% in fiscal year 1997, due primarily to changes in the product mix to lower gross margin products, including margin derived from the Company's nonmedical customer. Fiscal year 1997 was also the last year SeaMED derived revenues and high margin from its proprietary instrument. SeaMED's revenue from its proprietary instrument was $1.4 million in both fiscal year 1997 and fiscal year 1996. Engineering gross margin as a percentage of engineering revenues increased to 13.5% in fiscal year 1998 from 12.5% in fiscal year 1997. This trend was due primarily to (i) spreading certain fixed engineering costs over a higher revenue base, (ii) better utilization of engineers, and (iii) increased hourly rates for engineering services.

     Manufacturing gross margin decreased to 20.1% of manufacturing revenues in fiscal year 1997 from 23.6% in fiscal year 1996, due primarily to changes in the product mix to lower gross margin products, including margin derived from it's nonmedical customer. Pre-production revenue in fiscal year 1997, which historically produces lower gross margins, doubled as a percentage of sales from fiscal year 1996. Engineering gross margin as a percentage of engineering revenues increased to 12.5% in fiscal year 1997 from 10.2% in fiscal year 1996. This trend was due primarily to (i) spreading certain fixed engineering costs over a higher revenue base, (ii) better utilization of engineers, and (iii) increased hourly rates for engineering services.

     SeaMED management expects manufacturing gross margins as a percentage of revenue to fluctuate from quarter to quarter as new products are introduced, but to average approximately 20% over time. Management expects that engineering gross margins as a percentage of sales will also fluctuate from quarter to quarter but should approximate 11%.

  Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses increased to $5.5 million in fiscal year 1998 from $4.8 million in fiscal year 1997 and $2.9 million in fiscal year 1996, but as a percentage of revenue decreased from 11.3% in fiscal year 1996 to 9.3% in fiscal year 1997 to 7.9% in fiscal 1998. The dollar increases were due primarily to costs associated with disseminating information to shareholders and the public, increased headcount and management information systems costs associated with the Company's growth. The decrease in marketing, general and administrative expenses as a percentage of revenue is primarily due to the spreading of fixed costs over a higher revenue base. If anticipated revenue growth occurs, SeaMED management expects marketing, general and administrative expenses as a percentage of revenues to decline in the near term.

  Operating Income

     Operating income increased 48.6% to $6.2 million (8.8% of revenues) in fiscal year 1998 from $4.2 million (8.0% of revenues) in fiscal year 1997. The $4.2 million in operating income in fiscal year 1997 represented a 97.7% increase from fiscal year 1996. Increases in operating income are due primarily to an increase in sales volume, improved engineering margins and a decrease in marketing, general and administrative expenses as a percent of sales. These improvements were offset by the decrease in manufacturing margins in 1998 and 1997 and by the increase in Company-wide bonus in fiscal year 1997.

  Income Taxes

     During 1998, 1997 and 1996, the Company's effective tax rate has remained stable at a rate that approximates the federal statutory rate of 34%, and the Company expects that its effective tax rate will continue to approximate the federal statutory rate in the future.

LIQUIDITY AND CAPITAL RESOURCES

     SeaMED has historically financed its operations through earnings, debt and sales of securities. In fiscal year 1998 SeaMED's operating activities provided $98,000 to the Company. This total amount of net cash in fiscal year 1998 was relatively small despite increased earnings, due primarily to SeaMED's growth requiring substantial working capital primarily to support increased accounts receivable and inventories.

     As part of its strategy to finance its growth, on November 19, 1996, SeaMED completed its initial public offering of securities, selling 1,529,720 shares of common stock at $11 per share, resulting in net proceeds to the Company of approximately $14.8 million. Of the net proceeds, the Company used approximately $1.8 million to pay a cumulative preferred dividend on its convertible redeemable preferred stock, approximately $1.8 million to pay down a line of credit to zero and approximately $1.3 million to pay off three notes payable.

     SeaMED has used a portion of the remaining net proceeds to continue funding working capital needs resulting from its growth and for general corporate purposes, including leasehold improvements and purchases of equipment. If the opportunity arises, the Company may use a portion of the net proceeds to acquire other manufacturing or engineering businesses or assets that complement the Company's existing business. The Company currently is not engaged in any discussions regarding such acquisitions and has no plans, arrangements, understandings or agreements regarding any specific acquisition.

     During fiscal year 1998, the Company borrowed $2.5 million against an existing equipment credit facility. In addition, the Company has committed to borrow the remaining $1.5 million by September 30, 1998. Borrowings under this agreement bear interest at LIBOR plus 1.4% (7.02% at June 30, 1998).

     In July of 1998, the Company's Board of Directors approved an equipment line of credit up to $5.0 million. Borrowings under this facility bear interest at LIBOR plus 1.4%. This agreement expires October 1, 2001.

     In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement and the equipment line of credit agreement are payable on demand if certain covenants are not met. These covenants include a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at June 30, 1998.

     The Company is subject to interest rate risk resulting from amounts outstanding under one of its borrowings. At June 30, 1998, the Company had an interest rate contract with a notional principal amount of $2.5 million that effectively converts the $2.5 million variable rate note to a fixed rate of 7.5%.

     SeaMED believes that the remaining net proceeds from its initial public offering together with existing capital resources and amounts available under its existing working capital facility, will satisfy the Company's anticipated capital needs for the next 18 to 36 months (depending primarily on SeaMED's growth rate and its results of operations). To accommodate anticipated future growth, SeaMED will need additional sources of capital to fund working capital needs for inventory and accounts receivable, to lease and acquire furniture and equipment for additional plant facilities, fund leasehold improvements and make other capital expenditures.

     In July of 1998, SeaMED took occupancy of 41,000 new square feet to support its growth. SeaMED now has approximately 193,000 total square feet of space. The Company will take an additional 20,500 square feet in January of 1999 and another 20,500 square feet in June of 1999, bringing total square footage to 234,000 by the end of fiscal 1999. The 82,000 total square feet acquired from July of 1998 through June of 1999 are located in a single new building. Due in large part to preparing the new facilities for occupancy, SeaMED anticipates spending $4.4 million on capital expenditures in fiscal year 1999, compared to $2.6 million in fiscal year 1998 and $2.8 million in fiscal year 1997. Capital expenditures were $1.5 million in fiscal year 1996.

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

     Competitive Environment. The medical products industry is highly competitive and subject to significant technological change, and requires ongoing investment to keep pace with technological developments and quality and regulatory requirements. Many of SeaMED's customers are emerging medical technology companies that have competitors and potential competitors with substantially greater capital resources, research and development staffs and facilities and substantially greater experience in developing new products, obtaining regulatory approvals and manufacturing and marketing medical products.

     Customer Regulatory Compliance. The Food and Drug Administration (the "FDA") regulates instruments manufactured by SeaMED under the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), which requires certain clearances or approvals from the FDA before new medical devices can be marketed. Certain medical instruments manufactured by SeaMED may be subject to the need to obtain FDA approval of a premarket approval application ("PMA"), which requires substantial preclinical and clinical testing and may cause delays and prevent introduction of such instruments. Other instruments can be marketed only by establishing "substantial equivalence" to a predicate device in a 510(k) premarket notification. Customer sales of SeaMED-manufactured medical instruments outside the United States are subject to regulatory requirements that vary widely from country to country. The time required to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. There can be no assurance that required clearances or approvals will be obtained on a timely basis, if at all.

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

     Uncertain Market Acceptance of Products; Product Obsolescence. There can be no assurance that SeaMED's customers' products will gain any significant market acceptance and market share among physicians, patients and health care payors, even if required regulatory approvals are obtained. Market acceptance may depend on a variety of factors, including educating physicians regarding the use of a new procedure, overcoming physician objections to certain effects of the product or its related treatment regimen, and convincing health care payors that the benefits of the product and its related treatment regimen outweigh its costs. In addition, the marketplace for medical products is characterized by rapid change and technological innovation. As a result, SeaMED and its customers are subject to the risk of product obsolescence, whether from long development or government approval cycles or the development of improved products or processes by competitors.

     Customers' Future Capital Requirements. Many of SeaMED's customers, especially emerging medical technology companies, are not profitable and may have little or no revenues, but they have significant working capital requirements, for which the customer may be required to raise additional funds through public or private financings, including equity financings. Adequate funds for their operations may not be available when needed, if at all.

     Uncertainty of Third-party Reimbursement. Sales of many of the instruments manufactured by SeaMED will be dependent in part on availability of adequate reimbursement for those instruments from third-party health care payors, such as government and private insurance plans, health maintenance organizations and preferred provider organizations. There can be no assurance that adequate levels of reimbursement will be available to enable SeaMED's customers to achieve market acceptance of their products.

     Nonmedical Customer. SeaMED's nonmedical customer is subject to general business risks, such as competition, market acceptance of its product, capital requirements and credit risks. SeaMED's nonmedical customer operates in a highly competitive industry in which its product competes on price, quality and product enhancements and is subject to risks of technological obsolescence. As a result, sales to its nonmedical customer may be volatile and subject to risks of cancellation.

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

  Dependence on Small Number of Customers

     Historically, a substantial percentage of SeaMED's net sales have been to fewer than 10 customers. SeaMED's sales to Coinstar, a nonmedical customer for which SeaMED manufactures a coin-counting machine that exchanges loose coins for currency, represented approximately 23% of SeaMED's revenues for fiscal year 1998. SeaMED currently manufactures these machines under a nonexclusive three-year manufacturing agreement with Coinstar that allows Coinstar to cancel or modify orders with SeaMED on 90 days' notice. SeaMED's sales to United States Surgical Corporation were approximately 17% of SeaMED's revenues for fiscal year 1998. If one or more of SeaMED's customers experiences exceptional growth relative to other SeaMED customers, then SeaMED's success could become substantially more dependent on the continued success of such customer, and any unfavorable development regarding such customer or its product could result in a material adverse effect on the Company's business, results of operations and financial condition.

  Competition

     SeaMED faces competition from current and prospective customers who evaluate SeaMED's capabilities against the merits of designing, engineering and manufacturing instruments internally. SeaMED also faces competition from design firms and other manufacturers that operate in the medical technology industry. As a result of the consolidation in the health care industry of smaller manufacturers into larger manufacturers, some existing or prospective customers may be eliminated. In the future, SeaMED may also compete against new entrants to the industry.

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

  Year 2000 Technology Issues

     The Company has analyzed its Year 2000 technology issues in its information technology systems and has begun to implement corrective measures, currently scheduled for completion by December 31, 1998. The Company identified Year 2000 issues primarily in the Company's financial information software programs. The Company has not analyzed Year 2000 issues in its noninformation technology assets nor has it formulated contingency plans in the event its technology systems are adversely affected by Year 2000 issues despite corrective measures.

     The Company recognizes that its operations and manufacturing revenues may be adversely impacted if its customers do not address Year 2000 issues on a timely basis. The Food and Drug Administration ("FDA") has issued regulations requiring all medical device companies (which includes almost all SeaMED customers) to be Year 2000 compliant. Accordingly, the Company has been monitoring FDA Year 2000 compliance filings of its manufacturing customers and has been in contact with several key customers in order to determine their state of Year 2000 readiness.

     The Company has not to date analyzed its suppliers' Year 2000 readiness. The Company currently plans to focus its attention primarily on its largest suppliers and begin assessing their readiness in the coming quarters. In addition, the Company recognizes that its service providers, such as freight companies, mail and other delivery services, financial services companies and others, may adversely effect SeaMED if they do not address Year 2000 issues. The Company has no plans to evaluate the Year 2000 readiness of such providers. The Company does not expect the costs associated with Year 2000 upgrades to exceed $100,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   21
Financial Statements:
  Balance Sheets as of June 30, 1998 and 1997...............   22
  Statements of Income for the Years Ended June 30, 1998,
     1997, and 1996.........................................   23
  Statements of Shareholders' Equity for the Years Ended
     June 30, 1998, 1997, and 1996..........................   24
  Statement of Cash Flows for the Years Ended June 30, 1998,
     1997, and 1996.........................................   25
  Notes to Financial Statements.............................   26
  Schedule II -- Valuation and Qualifying Accounts for the
     Years Ended June 30, 1998, 1997, and 1996..............   36

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
SeaMED Corporation

     We have audited the accompanying balance sheets of SeaMED Corporation as of June 30, 1998 and 1997, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeaMED Corporation as of June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Seattle, Washington
August 14, 1998

                                 BALANCE SHEETS

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Assets
Current assets:
  Cash and cash equivalents.................................  $ 6,428,718    $     9,092
  Investments...............................................           --      6,231,369
  Accounts receivable, net of allowance of $505,865
     ($377,890 in 1997).....................................   13,189,092      8,794,968
  Inventories...............................................   15,185,517     11,198,563
  Deferred tax benefit......................................    1,733,348      1,193,311
  Prepaid expenses..........................................      223,370        169,553
                                                              -----------    -----------
Total current assets........................................   36,760,045     27,596,856
Property and equipment......................................    5,162,172      4,331,814
Deposits and other assets...................................      934,337        202,845
                                                              -----------    -----------
          Total assets......................................  $42,856,554    $32,131,515
                                                              ===========    ===========
Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable..........................................  $ 4,323,740    $ 2,482,551
  Accrued expenses and reserves.............................    5,029,410      5,041,086
  Customer deposits.........................................    2,576,916        746,629
  Borrowings under bank line of credit......................           --      1,068,240
  Current portion of long-term debt.........................      558,144             --
                                                              -----------    -----------
Total current liabilities...................................   12,488,210      9,338,506
Long-term debt, less current portion........................    2,435,021             --
Shareholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 5,000,000 undesignated............           --             --
  Common stock, no par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- 5,463,298 (5,263,827
      in 1997)..............................................   20,723,960     19,722,865
Note receivable from officer................................      (75,000)       (75,000)
  Retained earnings.........................................    7,284,363      3,145,144
                                                              -----------    -----------
     Total shareholders' equity.............................   27,933,323     22,793,009
                                                              -----------    -----------
          Total liabilities and shareholders' equity........  $42,856,554    $32,131,515
                                                              ===========    ===========

                            See accompanying notes.

                              STATEMENTS OF INCOME

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Revenues:
  Manufacturing.....................................  $44,388,608    $32,983,491    $17,724,883
  Engineering.......................................   25,592,644     19,150,019      8,405,352
                                                      -----------    -----------    -----------
                                                       69,981,252     52,133,510     26,130,235
Cost of revenues:
  Manufacturing.....................................   36,157,294     26,368,242     13,541,280
  Engineering.......................................   22,127,908     16,763,316      7,551,399
                                                      -----------    -----------    -----------
                                                       58,285,202     43,131,558     21,092,679
                                                      -----------    -----------    -----------
Total gross margin..................................   11,696,050      9,001,952      5,037,556
Marketing, general, and administrative expenses.....    5,524,535      4,849,413      2,937,556
                                                      -----------    -----------    -----------
Operating income....................................    6,171,515      4,152,539      2,100,000
Other income (expense):
  Interest expense..................................      (73,788)      (190,989)      (198,274)
  Interest and other income, net....................      173,817        232,522          6,665
                                                      -----------    -----------    -----------
                                                          100,029         41,533       (191,609)
                                                      -----------    -----------    -----------
Income before income taxes..........................    6,271,544      4,194,072      1,908,391
Income tax provision................................   (2,132,325)    (1,467,925)      (667,937)
                                                      -----------    -----------    -----------
Net income..........................................  $ 4,139,219    $ 2,726,147    $ 1,240,454
                                                      ===========    ===========    ===========
Net income per share data:
  Basic.............................................  $      0.78    $      0.76    $      1.61
                                                      ===========    ===========    ===========
  Diluted...........................................  $      0.73    $      0.55    $      0.33
                                                      ===========    ===========    ===========

                            See accompanying notes.

                              SHAREHOLDERS' EQUITY

                                       COMMON STOCK             NOTE        RETAINED        TOTAL
                                  -----------------------    RECEIVABLE     EARNINGS    SHAREHOLDERS'
                                   SHARES       AMOUNT      FROM OFFICER   (DEFICIT)       EQUITY
                                  ---------   -----------   ------------   ----------   -------------
Balance, July 1, 1995...........    548,964   $   783,560     $     --     $ (821,457)   $   (37,897)
  Stock options exercised.......     89,735        28,268           --             --         28,268
  Common stock issued in
     exchange for note
     receivable.................     30,000        75,000      (75,000)            --             --
  Fractional shares issued due
     to reverse stock split.....          8            --           --             --             --
  Net income....................         --            --           --      1,240,454      1,240,454
                                  ---------   -----------     --------     ----------    -----------
Balance, June 30, 1996..........    668,707       886,828      (75,000)       418,997      1,230,825
  Common stock sold in initial
     public offering (net of
     offering cost).............  1,529,720    14,822,755           --             --     14,822,755
  Issuance of common stock for
     conversion of redeemable
     preferred stock............  2,934,029     5,279,514           --             --      5,279,514
  Preferred stock dividends.....         --    (1,765,100)          --             --     (1,765,100)
  Common stock sold under
     employee stock purchase
     plan.......................     41,515       389,141           --             --        389,141
  Stock options exercised.......     89,856        50,672           --             --         50,672
  Tax benefit from stock options
     and stock purchase plan....         --        59,055           --             --         59,055
  Net income....................         --            --           --      2,726,147      2,726,147
                                  ---------   -----------     --------     ----------    -----------
Balance, June 30, 1997..........  5,263,827    19,722,865      (75,000)     3,145,144     22,793,009
  Common stock sold under
     employee stock purchase
     plan.......................     44,602       671,372           --             --        671,372
  Stock options exercised.......    126,974       114,522           --             --        114,522
  Tax benefit from stock options
     and stock purchase plan....         --       215,201           --             --        215,201
  Common stock warrants
     exercised..................     27,895            --           --             --             --
  Net income....................         --            --           --      4,139,219      4,139,219
                                  ---------   -----------     --------     ----------    -----------
Balance, June 30, 1998..........  5,463,298   $20,723,960     $(75,000)    $7,284,363    $27,933,323
                                  =========   ===========     ========     ==========    ===========

                            See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
                                     OPERATING ACTIVITIES
NET INCOME..........................................  $ 4,139,219    $ 2,726,147    $ 1,240,454
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation......................................    1,790,378      1,073,885        693,752
  Provision for bad debt............................      127,975        125,664         47,743
  Deferred tax benefit..............................     (540,037)      (568,090)       (95,539)
  Changes in operating assets and liabilities:
     Increase in accounts receivable................   (4,522,098)    (3,044,699)    (2,569,134)
     Increase in inventories........................   (3,986,954)    (4,501,315)    (2,977,592)
     Increase in other assets and prepaid
       expenses.....................................     (785,309)      (164,642)       (38,644)
     Increase in accounts payable, accrued expenses,
       and deferred revenue.........................    3,875,000      2,340,097      3,402,643
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating
  activities........................................       98,174     (2,012,953)      (296,317)
INVESTING ACTIVITIES
Purchases of equipment..............................   (2,620,736)    (2,750,434)    (1,492,021)
Maturity of short-term investments..................    6,231,369      1,756,074        200,000
Purchase of investments.............................           --     (7,987,443)            --
                                                      -----------    -----------    -----------
Net cash provided by (used in) investing
  activities........................................    3,610,633     (8,981,803)    (1,292,021)
FINANCING ACTIVITIES
Net proceeds from sale of common stock..............           --     14,822,755             --
Proceeds from sale of common stock under employee
  stock option plan.................................      671,372        389,141             --
Preferred stock dividend............................           --     (1,765,100)            --
Proceeds from stock options exercised...............      114,522         50,672         28,268
Net (payments of) borrowings under credit line......   (1,068,240)      (748,760)     1,261,999
Proceeds from notes payable.........................    3,125,000             --        600,000
Principal payments on notes payable.................     (131,835)    (1,747,772)      (369,400)
                                                      -----------    -----------    -----------
Net cash provided by financing activities...........    2,710,819     11,000,936      1,520,867
                                                      -----------    -----------    -----------
Net increase (decrease) in cash.....................    6,419,626          6,180        (67,471)
Cash and cash equivalents at beginning of year......        9,092          2,912         70,383
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year............  $ 6,428,718    $     9,092    $     2,912
                                                      ===========    ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid..........................................  $ 2,403,000    $ 2,390,000    $   330,000
Interest paid.......................................  $    73,788    $   190,989    $   198,274

                            See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

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

ACCOUNTING PERIOD

     The Company's fiscal year consists of a 52/53-week fiscal year that ends on the Thursday nearest to June 30. For convenience of presentation, all fiscal periods in these financial statements are shown as ending on a calendar month-end.

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

CASH EQUIVALENTS

     The Company considers all highly-liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

CREDIT POLICIES

     The Company extends credit to various customers, which are primarily in the medical device industry and generally does not require collateral. The Company maintains reserves for potential credit losses.

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

REVENUE RECOGNITION

     The Company recognizes revenues from contracts to perform engineering design and product development as the related engineering service is performed. When estimates indicate a probable loss on a contract, the full amount of such loss is accrued at that time. The Company generally recognizes revenue from manufacturing services when the related products are shipped.

WARRANTY COSTS

     Warranty reserves are recorded based on historical experience and estimates of current warranty activity.

INCOME TAXES

     The Company provides for income taxes based on the liability method, which requires the recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

STOCK COMPENSATION

     The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price.

CONCENTRATIONS OF CREDIT RISK

     The Company is subject to concentrations of credit risk from its holdings of cash, cash equivalents, and securities. The Company's credit risk is managed by investing its cash in high-quality money market instruments, securities of the U.S. Government and its agencies, and high-quality corporate issues.

NET INCOME PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive. Net income is adjusted for the accretion of cumulative preferred stock dividends for Class A and D convertible redeemable preferred stock in the calculation of basic earnings per share amounts in 1997 and 1996. Net income per share amounts for all periods, where necessary, have been restated to conform to SFAS No. 128 requirements.

     In 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which superceded SAB No. 83 requirements to reflect common and common stock equivalent shares issued during the 12-month period prior to the filing of an initial public offering to be included in earnings per share if they were outstanding for all periods presented using the treasury stock method assuming the initial public offering price. Net income per share amounts for all periods, where necessary, have been restated to conform to these SEC requirements.

     The Company's previously reported primary and fully diluted net income per share were $0.60 and $0.55 and $0.42 and $0.32 for the years ended June 30, 1997 and 1996, respectively.

INTEREST RATE CONTRACT

     Net amounts paid or received under its interest rate contract are reflected as adjustments to interest expense. The Company accounts for its contract at cost. The fair market value of the contract was not material at June 30, 1998. It is the Company's intent to hold the contract to maturity.

RECLASSIFICATION

     Certain prior year items have been reclassed to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The Company will adopt SFAS No. 130 in the first quarter of 1999. Comprehensive and net income have been the same in the past and the Company does not expect the impact of SFAS No. 130 to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company will adopt SFAS No. 131 for fiscal year end June 30, 1999. The Company has not yet determined the impact of SFAS No. 131.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Due to its minimal use of derivatives, the Company does not expect the impact of SFAS No. 133 to be material.

NOTE 2. INITIAL PUBLIC OFFERING

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

NOTE 3. INVENTORIES

     Inventories consist of the following:

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Work in process.............................................  $ 3,685,594    $ 3,294,857
Purchased and manufactured parts............................   12,366,257      8,608,455
                                                              -----------    -----------
                                                               16,051,851     11,903,312
Less inventory reserve......................................      866,334        704,749
                                                              -----------    -----------
                                                              $15,185,517    $11,198,563
                                                              ===========    ===========

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998            1997
                                                              -----------     ----------
Furniture and fixtures......................................  $ 1,122,538     $  959,033
Equipment...................................................    7,744,716      5,815,854
Manufacturing molds.........................................      527,172        524,110
Leasehold improvements......................................    1,227,856        702,549
                                                              -----------     ----------
                                                               10,622,282      8,001,546
Less accumulated depreciation and amortization..............    5,460,110      3,669,732
                                                              -----------     ----------
                                                              $ 5,162,172     $4,331,814
                                                              ===========     ==========

NOTE 5. ACCRUED EXPENSES AND RESERVES

     Accrued expenses and reserves consist of the following:

                                                                       JUNE 30
                                                              --------------------------
                                                                 1998            1997
                                                              -----------     ----------
Taxes payable...............................................  $   246,157     $  216,996
Accrued compensation........................................    2,622,059      2,501,732
Deferred revenue............................................      789,414        423,128
Other accrued expenses......................................      787,670      1,522,794
Warranty reserve............................................      584,110        376,436
                                                              -----------     ----------
                                                              $ 5,029,410     $5,041,086
                                                              ===========     ==========

NOTE 6. NOTES PAYABLE

VARIABLE RATE NOTE PAYABLE

     During fiscal year 1998, the Company borrowed $2.5 million against an existing equipment credit facility. In addition, the Company has committed to borrow the remaining $1.5 million by September 30, 1998. Borrowings under this agreement bear interest at LIBOR plus 1.4% (7.02% at June 30, 1998).

EQUIPMENT LINE OF CREDIT AGREEMENT

     In July of 1998, the Company's Board of Directors approved an equipment line of credit up to $5.0 million. Borrowings under this facility bear interest at LIBOR plus 1.4%. This agreement expires October 1, 2001.

WORKING CAPITAL LINE OF CREDIT AGREEMENT

     In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement and the equipment line of credit agreement are payable on demand if certain covenants are not met. These covenants include a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at June 30, 1998.

LONG-TERM DEBT

     Long-term debt at June 30, 1998 consists of the following:

Unsecured subordinated note payable, with monthly payments
  of $18,055, including interest, through December 2000.....  $  493,165
Variable rate note payable, secured by equipment, with
  monthly payments beginning November 1, 1998, including
  interest, through September 30, 2003......................   2,500,000
                                                               2,993,165
Less current portion........................................     558,144
                                                              ----------
                                                              $2,435,021
                                                              ==========

INTEREST RATE CONTRACT

     At June 30, 1998, the Company had an interest rate contract with a notional principal amount of $2.5 million that effectively converts the $2.5 million variable rate note to a fixed rate of 7.5%.

NOTE 7. CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On January 3, 1995, the Company sold 1,465,000 shares of Class D convertible redeemable preferred stock at $1.00 per share. These shares were converted into common stock at the ratio of 3.75 shares of preferred stock for each share of common stock upon completion of the Company's initial public offering. In connection with the Class D preferred stock offering, the Company also issued a warrant to purchase 39,066 shares of common stock, with an exercise price of $4.70 per share. The warrant was exercised in March 1998 in a cashless transaction based upon 27,895 shares.

NOTE 8. SHAREHOLDERS' EQUITY

REVERSE STOCK SPLIT

     In July 1996, the Company's shareholders approved a 1-for-5 stock split of the common stock, which resulted in an adjustment to the preferred stock conversion ratio. All share and per share data in the accompanying financial statements have been restated to retroactively reflect the reverse stock split.

STOCK OPTION AND INCENTIVE PLANS

     The Company has two stock option and incentive plans (collectively, the "Plans"), the SeaMED Corporation 1988 Stock Option Plan and the SeaMED Corporation 1995 Employee Stock Option and Incentive Plan. Under the terms of the Plans, with respect to incentive stock options and options awarded to nonemployee directors, the option price may not be less than fair market value of the common stock at the date of grant. Generally, options granted under the Plans become exercisable at the rate of 50% after two years, 75% after three years, and 100% after four years from the date of grant. Certain options granted under the 1988 plan, however, become exercisable ratably over seven years from the date of grant. Unexercised options expire on the date set forth in the optionee's option agreement (generally 10 years), subject to earlier termination upon certain events. Stock options exercised, granted, and canceled during fiscal years 1998, 1997, and 1996 are as follows:

                              OUTSTANDING OPTIONS

                                     NUMBER OF    AGGREGATE        PRICE PER       WEIGHTED AVERAGE
                                      SHARES        PRICE            SHARE          EXERCISE PRICE
                                     ---------    ----------    ---------------    ----------------
Balance, July 1, 1995..............   450,381     $  713,931     $0.16 - $10.00         $   --
  Options granted..................   132,824        454,060      2.50 -   5.00           3.42
  Options canceled.................    (8,031)       (12,300)     0.50 -   2.50           1.54
  Options exercised................   (89,735)       (28,268)     0.16 -   1.25           0.31
                                     --------     ----------    ---------------         ------
Balance June 30, 1996..............   485,439      1,127,423      0.16 -  10.00           2.32
  Options granted..................   105,241      1,622,428      5.00 -  17.25          15.42
  Options canceled.................    (4,205)       (11,392)     0.80 -  16.25           2.71
  Options exercised................   (89,856)       (50,672)     0.16 -   2.50           0.56
                                     --------     ----------    ---------------         ------
Balance June 30, 1997..............   496,619      2,687,787      0.16 -  17.25           5.41
  Options granted..................   105,734      1,850,686     16.13 -  18.75          17.50
  Options canceled.................   (11,635)      (135,928)     1.80 -  18.00          11.68
  Options exercised................  (126,974)      (114,521)     0.16 -   3.75           0.90
                                     --------     ----------    ---------------         ------
Balance June 30, 1998..............   463,744     $4,288,024     $0.16 - $18.75         $ 9.25
                                     ========     ==========    ===============         ======

     The following table summarizes information about options outstanding and exercisable at June 30, 1998:

                                          OPTIONS OUTSTANDING OPTIONS EXERCISABLE
                               -----------------------------------------
                                                             ----------------------
                                                  WEIGHTED                 WEIGHTED
                               WEIGHTED AVERAGE   AVERAGE                  AVERAGE
   RANGE OF        OPTIONS        REMAINING       EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------  -----------   ----------------   --------   -----------   --------
$ 0.16 - $ 0.80     26,688        3.61 years       $ 0.61       26,688      $ 0.61
  1.00 -   2.20     38,654        5.38 years         1.44       38,654        1.44
  2.50 -   2.50     92,580        7.13 years         2.50       41,464        2.50
  3.75 -   7.50     94,650        7.41 years         5.33       38,730        5.36
 10.00 -  10.00     17,500        6.57 years        10.00        7,500       10.00
 16.13 -  18.75    193,672        9.07 years        17.06           --          --
                   -------        ----------       ------      -------      ------
  0.16 -  18.75    463,744        7.63 years       $ 9.25      153,036      $ 2.99
                   =======        ==========       ======      =======      ======

     The Company follows the intrinsic value method in accounting for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for options granted in 1998, 1997, and 1996 the pro forma amounts of the Company's net income and net income per share for the years ended June 30, 1998, 1997 and 1996 would have been as follows:

                                                                  YEAR ENDED JUNE 30,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Net income per share -- as reported....................  $4,139,219    $2,726,147    $1,240,454
Net income per share -- pro forma......................  $3,742,622    $2,581,412    $1,219,006
Diluted net income per share -- as reported............  $     0.73    $     0.55    $     0.33
Diluted net income per share -- pro forma..............  $     0.66    $     0.52    $     0.32

     The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 5.51% to 5.92%; expected option life of four to six years; volatility of 0.3865; and no expected dividends. The weighted average fair value of options granted during the years 1998 and 1997 was $7.96 and $15.42, respectively, for options granted at fair market value.

SHARES RESERVED FOR FUTURE ISSUANCE

     The following shares of common stock have been reserved for future issuance as of June 30, 1998, including the stock purchase plan referred to below, and pursuant to the various other agreements and plans discussed above:

                                                                         SHARES
                                                                         -------
Stock purchase plan.........................................              83,881
Incentive Stock Option Plan:
  Options outstanding.......................................  463,744         --
  Options available for grant...............................  234,283    698,027
                                                              -------    -------
          Total common shares reserved for future issuance
           at June 30, 1998.................................             781,908
                                                              =======    =======

EMPLOYEE STOCK PURCHASE PLAN

     In July of 1996, the Company's shareholders approved a stock purchase plan which became effective on November 11, 1997 with the Company's completion of its initial public offering of its common stock. The shareholders authorized the sale of up to 170,000 shares of common stock over five years pursuant to the plan.

NOTE 9. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income per share.

                                                                  YEAR ENDED JUNE 30,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Numerator:
  Numerator for diluted net income per share
     Net income as reported............................  $4,139,219    $2,726,147    $1,240,454
  Accretion of cumulative preferred stock dividend.....          --      (101,077)     (263,050)
                                                         ----------    ----------    ----------
  Numerator for computing basic net income per share...  $4,139,219    $2,625,070    $  977,404
                                                         ==========    ==========    ==========
Denominator:
  Denominator for basic net income per
     share -- weighted average common shares...........   5,330,188     3,445,748       606,353
                                                         ----------    ----------    ----------
  Effect of dilutive securities:
  Weighted average of all convertible redeemable
     preferred stock outstanding.......................          --     1,130,200     2,934,029
  Net effect of dilutive stock options based on the
     treasury stock method using average market
     price.............................................     288,289       347,119       253,996
  Net effect of dilutive stock warrants based on the
     treasury stock method using average market
     price.............................................      23,713        21,088           586
                                                         ----------    ----------    ----------
  Dilutive potential common shares.....................     312,002     1,498,407     3,188,611
                                                         ----------    ----------    ----------
  Denominator for diluted net income per share.........   5,642,190     4,944,155     3,794,964
                                                         ==========    ==========    ==========
Basic net income per share.............................  $     0.78    $     0.76    $     1.61
                                                         ==========    ==========    ==========
Diluted net income per share...........................  $     0.73    $     0.55    $     0.33
                                                         ==========    ==========    ==========

NOTE 10. INCOME TAXES

     The income tax provision consists of the following:

                                                                  YEAR ENDED JUNE 30,
                                                          ------------------------------------
                                                             1998          1997         1996
                                                             ----       ----------    --------
Current income tax provision............................  $2,672,362    $2,036,015    $763,476
Deferred income tax benefit.............................    (540,037)     (568,090)    (95,539)
                                                          ----------    ----------    --------
Income tax provision....................................  $2,132,325    $1,467,925    $667,937
                                                          ==========    ==========    ========

     Significant components of the Company's deferred tax benefits are as follows:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Deferred tax assets (liabilities):
  Fixed assets..............................................  $   56,701    $  (43,886)
  Inventories...............................................     825,643       703,213
  Accrued expenses..........................................     578,680       266,952
  Bad debt reserves.........................................     171,994       128,483
  Other.....................................................     100,330       138,549
                                                              ----------    ----------
Net deferred tax benefit....................................  $1,733,348    $1,193,311
                                                              ==========    ==========

     A reconciliation from the U.S. statutory rate to the effective tax rate is as follows:

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Tax at U.S. statutory rate..................................  34.0%   34.0%   34.0%
Other.......................................................    --     1.0     1.0
                                                              ----    ----    ----
                                                              34.0%   35.0%   35.0%
                                                              ====    ====    ====

NOTE 11. REVENUE AND OPERATIONS

     During fiscal 1998, 1997, and 1996, 58%, 54%, and 41%, respectively, of total net sales were to five customers. Receivables from these five customers represent 60% and 36% of total accounts receivable at June 30, 1998 and 1997, respectively.

     Revenues from customers that represent more than 10% of total revenues are as follows:

                                                                 YEAR ENDED JUNE 30,
                                                       ----------------------------------------
                                                          1998           1997           1996
                                                       -----------    -----------    ----------
customer
  A..................................................  $        --    $        --    $2,665,000
  B..................................................           --             --     3,129,000
  C..................................................   15,897,400     12,836,000            --
  D..................................................   11,546,258      5,686,000            --

NOTE 12. LEASE COMMITMENTS

     The Company currently leases office and production space, and equipment under noncancelable operating leases. Rental expense under operating lease agreements for the fiscal years ended June 30, 1998, 1997, and 1996 amounted to $1,940,798, $1,322,204, and $655,079, respectively.

     Future minimum lease commitments under noncancelable leases and service agreements as of June 30, 1998 are as follows:

1999........................................................  $ 2,349,842
2000........................................................    2,779,483
2001........................................................    2,841,393
2002........................................................    2,717,589
2003........................................................    2,720,869
Thereafter..................................................   12,077,707
                                                              -----------
                                                              $25,486,883
                                                              ===========

NOTE 13. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute amounts through payroll deductions. The Company matches annually 50% of the employees' contributions up to 4% of the employees' salary. The 401(k) savings plan expense was $304,000, $159,000, and $72,000 in fiscal 1998, 1997, and 1996, respectively. The Company does not provide other post-retirement benefits.

NOTE 14. RELATED-PARTY TRANSACTIONS

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

     A director of the Company serves as President and Chief Executive Officer and a director of one of the Company's customers. The Company has provided engineering and manufacturing services for this customer. The Company recognized revenues with respect to such services of approximately $489,000, $92,000, and $335,000 in fiscal years 1998, 1997, and 1996, respectively.

     A director of the Company was also a partner in the Company's law firm.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                      FISCAL YEAR 1998
                                                      ------------------------------------------------
                                                        FIRST       SECOND        THIRD       FOURTH
                                                       QUARTER      QUARTER      QUARTER      QUARTER
                                                      ---------    ---------    ---------    ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................................   $16,030      $16,259      $18,265      $19,427
Gross Margin........................................     2,732        2,771        3,057        3,136
Operating Income....................................     1,355        1,397        1,602        1,818
Net Income..........................................       907          947        1,076        1,209
Basic EPS...........................................   $  0.17      $  0.18      $  0.20      $  0.22
Diluted EPS.........................................   $  0.16      $  0.17      $  0.19      $  0.21

                                                                      FISCAL YEAR 1997
                                                      ------------------------------------------------
                                                        FIRST       SECOND        THIRD       FOURTH
                                                       QUARTER      QUARTER      QUARTER      QUARTER
                                                      ---------    ---------    ---------    ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................................   $10,076      $12,010      $14,295      $15,753
Gross Margin........................................     1,685        2,027        2,449        2,841
Operating Income....................................       838          952        1,110        1,253
Net Income..........................................       487          600          778          861
Basic EPS...........................................   $  0.63      $  0.21      $  0.15      $  0.17
Diluted EPS.........................................   $  0.12      $  0.13      $  0.14      $  0.15

---------------
(1) All outstanding preferred stock was converted to common stock in connection with the Company's initial public offering. In accordance with FAS 128, Basic EPS for periods prior to the IPO exclude effects of preferred stock dividends.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               SEAMED CORPORATION

                                                           ADDITIONS
                                                 -----------------------------
                                   BALANCE AT    CHARGED TO   CHARGED TO OTHER
                                  BEGINNING OF    COST AND      ACCOUNTS --      DEDUCTIONS --     BALANCE AT
          DESCRIPTION                PERIOD       EXPENSES        DESCRIBE         DESCRIBE       END OF PERIOD
          -----------             ------------   ----------   ----------------   -------------    -------------
Year Ended June 30, 1996:
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts.................    $204,483      $ 50,709                         $  2,966(1)     $  252,226
Warranty reserve................    $186,411      $275,893                         $247,016(2)     $  215,288
                                    --------      --------                         --------        ----------
                                    $390,894      $326,602                         $249,982        $  467,514
                                    ========      ========                         ========        ==========
Year Ended June 30, 1997:
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts.................    $252,226      $130,075                         $  4,411(1)     $  377,890
Warranty reserve................    $215,288      $428,773                         $267,625(2)     $  376,436
                                    --------      --------                         --------        ----------
                                    $467,514      $558,848                         $272,036        $  754,326
                                    ========      ========                         ========        ==========
Year Ended June 30, 1998:
  Deducted from asset accounts:
     Allowance for uncollectible
       accounts.................    $377,890      $215,354                         $ 87,379(1)     $  505,865
Warranty reserve................    $376,436      $549,227                         $341,553(2)     $  584,110
                                    --------      --------                         --------        ----------
                                    $754,326      $764,581                         $428,932        $1,089,975
                                    ========      ========                         ========        ==========

---------------

(1) Write-off of uncollectible accounts, net of recoveries

(2) Actual warranty costs incurred

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the section labeled "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on November 5, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 20 of this Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULES

     The financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 20 of this Form 10-K.

    3. EXHIBITS

     The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index contained herein.

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Redmond, State of Washington on this 29th day of September, 1998.

                                          SeaMED CORPORATION

                                          By:      /s/ W. ROBERT BERG
                                            ------------------------------------
                                                       W. Robert Berg
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 29th day of September, 1998.

                     SIGNATURES                                            TITLE
                     ----------                                            -----

                 /s/ W. ROBERT BERG                    President, Chief Executive Officer and
-----------------------------------------------------  Director (Principal Executive Officer)
                   W. Robert Berg

                 /s/ EDGAR F. RAMPY                    Vice President, Treasurer and Chief Financial
-----------------------------------------------------  Officer, and Director (Principal Financial
                   Edgar F. Rampy                      Officer)

                /s/ RICHARD P. MUNOZ                   Controller (Principal Accounting Officer)
-----------------------------------------------------
                  Richard P. Munoz

                  /s/ R. SCOTT ASEN                    Chairman of the Board, Director
-----------------------------------------------------
                    R. Scott Asen

               /s/ STEPHEN J. CLEARMAN                 Director
-----------------------------------------------------
                 Stephen J. Clearman

              /s/ RICHARD E. ENGEBRECHT                Director
-----------------------------------------------------
                Richard E. Engebrecht

              /s/ WILLIAM H. GATES, SR.                Director
-----------------------------------------------------
                William H. Gates, Sr.

                /s/ RICHARD O. MARTIN                  Director
-----------------------------------------------------
                  Richard O. Martin

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
3.1#      Amended and Restated Articles of Incorporation of the
          Registrant..................................................
3.2+      Bylaws of the Registrant....................................
4.1**     Rights Agreement dated as of January 27, 1998, between the
          Company and ChaseMellon Shareholder Services, L.L.C., which includes the form of Articles of Amendment As Exhibit A
          thereto, the form of Right Certificate as Exhibit B thereto and the form of Summary of Rights to Purchase Preferred
          Shares as Exhibit C thereto.................................
10.1+     Industrial Real Estate Lease (Building 1) dated September
          10, 1996, between Washington Capital Management, Inc. and
          SeaMED Corporation..........................................
10.2+     Industrial Real Estate Lease (Building 2) dated September
          10, 1996, between Washington Capital Management, Inc. and
          SeaMED Corporation..........................................
10.3      First Amendment dated September 15, 1997 to Industrial Real
          Estate Lease (Building 2) dated September 10, 1996, between
          Washington Capital Management, Inc. and SeaMED
          Corporation.................................................
10.4+     Option Agreement dated September 10, 1996, by and between
          Washington Capital Management, Inc. and SeaMED
          Corporation.................................................
10.5++    1997 SeaMED Corporation Employee Nonqualified Stock Option
          Plan........................................................
10.6*     Design, Manufacturing and Supply Agreement dated April 7,
          1997, made by United States Surgical Corporation and SeaMED
          Corporation.................................................
10.7***   1995 SeaMED Corporation Stock Option and Incentive Plan, as
          amended and approved by the Company's shareholders on
          October 30, 1997............................................
10.8#     Business Loan Agreement dated July 31, 1997 between SeaMED
          Corporation and Keybank N.A. ...............................
10.9#     Revolving Note, Principal Amount $20,000,000, dated July 31,
          1997 made by SeaMED Corporation in favor of Keybank N.A. ...
10.10#    Term Note, Principal Amount $625,000, dated July 31, 1997
          made by SeaMED Corporation in favor of Keybank N.A. ........
10.11     Extension Agreement dated June 30, 1998 between SeaMED
          Corporation and Keybank N.A. extending term of Loan
          Agreement and Note..........................................
10.12     Manufacturing Agreement dated as of May 14, 1998, made and entered into by SeaMED Corporation and Coinstar, Inc. ......
10.13     Promissory Note dated June 30, 1998 made by SeaMED
          Corporation payable to Keybank N.A. in the amount of
          $4,000,000..................................................
10.14     Real Estate Lease Agreement dated May 1, 1998 between SeaMED
          Corporation and Children's Health Care System...............
10.15     Description of Non-Employee Director Stock Option Policy....
23.1      Consent of Ernst & Young LLP, independent auditors..........
27.1      Financial Data Schedule.....................................

---------------
+ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455) filed with the Securities and Exchange Commission.

++ Filed previously with the Company's Registration Statement on Form S-8 for its 1997 SeaMED Corporation Employee Nonqualified stock Option Plan filed with the Securities and Exchange Commission.

* Filed previously with the Company's report of Form 10-K for the fiscal year ended July 3, 1997 filed with the Securities and Exchange Commission.

** Filed previously with the Company's current report on Form 8-K filed February 5, 1998 with the Securities and Exchange Commission.

*** Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended January 1, 1998, filed with the Securities and Exchange Commission.

# Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.