Form 10-Q
period 1998-09-30
SEAMED CORP
filed 1998-11-16
CIK 937289

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

--------------------------------------------------------------------------------

        As of November 13, 1998, the Registrant had 5,481,248 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


INDEX

Balance Sheets as of September 30, 1998 and June 30, 1998..................................... 3

Statements of Income for the Quarters Ended September 30, 1998 and 1997....................... 4

Statements of Cash Flows for the Quarters Ended September 30, 1998 and 1997................... 5

Notes to Financial Statements................................................................. 6

                               SeaMED CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                             September 30, 1998          June 30, 1998
------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $  8,455,666           $  6,428,718
   Accounts receivable, net of allowance                             12,362,414             13,189,092
   Inventories                                                       14,481,392             15,185,517
   Deferred tax benefit                                               1,733,348              1,733,348
   Prepaid expenses                                                     420,274                223,370
------------------------------------------------------------------------------------------------------
Total current assets                                                 37,453,094             36,760,045

Property and equipment                                                6,438,920              5,162,172
Deposits and other assets                                               250,704                934,337
------------------------------------------------------------------------------------------------------
Total assets                                                       $ 44,142,718           $ 42,856,554
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $  3,410,530           $  4,323,740
   Accrued expenses and reserves                                      4,391,467              5,029,410
   Customer deposits                                                  2,814,777              2,576,916
   Current portion of long-term debt                                    987,151                558,144
------------------------------------------------------------------------------------------------------
Total current liabilities                                            11,603,925             12,488,210

Long-term debt, less current portion                                  3,460,465              2,435,021

        Shareholders' equity:

   Common Stock                                                      20,739,585             20,723,960
   Note receivable from officer                                         (75,000)               (75,000)
   Retained earnings                                                  8,413,743              7,284,363
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           29,078,328             27,933,323
------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $ 44,142,718           $ 42,856,554
======================================================================================================


See accompanying notes to financial statements.

                               SeaMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


Quarters Ended September 30,                       1998                   1997
------------------------------------------------------------------------------

Revenues:
  Manufacturing                            $ 12,490,210           $ 10,362,638
  Engineering                                 6,886,210              5,667,153
------------------------------------------------------------------------------
                                             19,376,420             16,029,791
Cost of revenues:
  Manufacturing                              10,224,401              8,378,072
  Engineering                                 6,114,191              4,920,164
------------------------------------------------------------------------------
                                             16,338,592             13,298,236
------------------------------------------------------------------------------
Total gross margin                            3,037,828              2,731,555

Marketing, general, and
   administrative expenses                    1,332,403              1,376,982
------------------------------------------------------------------------------
Operating income                              1,705,425              1,354,573

Other income (expense):
   Interest expense                             (63,564)               (37,274)
   Interest and other income, net                69,321                 56,711
------------------------------------------------------------------------------
                                                  5,757                 19,437
------------------------------------------------------------------------------
Income before income taxes                    1,711,182              1,374,010

Income tax provision                           (581,802)              (467,164)
------------------------------------------------------------------------------
Net income                                 $  1,129,380           $    906,846
==============================================================================
Net income per share data:
==============================================================================
   Basic                                   $       0.21           $       0.17
==============================================================================
   Diluted                                 $       0.20           $       0.16
==============================================================================


See accompanying notes to financial statements.

                               SeaMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


Quarters Ended September 30,                                                  1998                  1997
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $ 1,129,380           $   906,846
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation                                                            576,793               401,549
   Provision for bad debt                                                  (17,686)               40,168
   Deferred tax benefit                                                       --                (241,480)
   Changes in operating assets and liabilities:
     Decrease (Increase) in accounts receivable                            844,365              (643,792)
     Decrease (Increase) in inventories                                    704,125            (1,288,694)
     Decrease (Increase) in other assets and prepaid expenses              486,729              (360,895)
     Increase (Decrease) in accounts payable, accrued
        expenses, and deferred revenue                                  (1,313,293)              466,699
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      2,410,413              (719,599)

INVESTING ACTIVITIES
Purchases of equipment                                                  (1,853,541)             (529,456)
Maturity of short-term investments                                            --               1,678,496
Purchase of investments                                                       --                    --
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     (1,853,541)            1,149,040

FINANCING ACTIVITIES
Proceeds from stock options exercised                                       15,625                 2,470
Net (payments of) borrowings under credit line                                --                 428,755
Proceeds from notes payable                                              1,500,000               500,000
Principal payments on notes payable                                        (45,549)             (129,104)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                1,470,076               802,121
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                          2,026,949                   600
Cash and cash equivalents at beginning of period                         6,428,718                 2,912
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $ 8,455,666           $     3,512
========================================================================================================


See accompanying notes to financial statements.

ITEM 1. NOTES TO FINANCIAL STATEMENTS

        1.     ACCOUNTING POLICIES

        Basis of Presentation

        The accompanying unaudited financial statements have been prepared by SeaMED Corporation (the Company) in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of results to be expected for the entire year ending June 30, 1999 or for any other fiscal period. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1998.

        2.     REVENUE RECOGNITION

        The Company recognizes revenues from contracts to perform engineering design and product development as the related engineering service is performed. When estimates indicate a probable loss on a contract, the full amount of such loss is accrued at that time. The Company generally recognizes revenue from manufacturing services when the related products are shipped.

        3.     RECENTLY ISSUED ACCOUNTING STANDARDS

        As of July 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 had no impact on the Company's operating results or shareholders' equity. For the three months ended September 30, 1998, net income and comprehensive income were the same.

        In 1997, the Financial Standards Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for periods beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each operating segment and related information, as defined in SFAS No. 131, in the notes to financial statements. The Company plans to adopt SFAS No. 131 in 1999. SFAS No. 131 is not required to be applied to interim financial statements in the initial year of adoption.

        In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for periods beginning after June 15, 1999. Due to the minimal use of derivative instruments and hedging activities, the Company does not expect the impact of SFAS No. 133 to be material.

        4.     INVENTORIES

Inventories consist of the following:                      September 30,       June 30,
                                                                    1998           1998
---------------------------------------------------------------------------------------
Work in process                                              $ 4,018,160    $ 3,685,594
Purchased and manufactured parts                              11,448,709     12,366,257
---------------------------------------------------------------------------------------
                                                              15,466,869     16,051,851

Less inventory reserve                                           985,477        866,334
---------------------------------------------------------------------------------------
                                                             $14,481,392    $15,185,517
=======================================================================================


        5.     NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

Quarters Ended September 30,                                             1998                1997
-------------------------------------------------------------------------------------------------

Numerator:
   Numerator for basic and diluted net income per share
     Net income as reported                                      $  1,129,380        $    906,846

=================================================================================================
Denominator:
   Denominator for basic net income per share -
     weighted average common shares                                 5,465,268           5,268,899
-------------------------------------------------------------------------------------------------

   Effect of dilutive securities:
   Net effect of dilutive stock options based
     on the treasury stock method using average
     market price                                                     198,822             329,205
   Net effect of dilutive stock warrants based
     on the treasury stock method using average
     market price                                                        --                28,711
-------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                   198,822             357,916
-------------------------------------------------------------------------------------------------

   Denominator for diluted net income per share                     5,664,090           5,626,815
=================================================================================================
Basic net income per share                                       $       0.21        $       0.17
=================================================================================================
Diluted net income per share                                     $       0.20        $       0.16
=================================================================================================

        6.     NOTES PAYABLE

        Variable Rate Note

        The Company borrowed $2.5 million during fiscal year 1998 and an additional $1.5 million in September 1998 against an existing equipment credit facility. Borrowings under this agreement bear interest at LIBOR plus 1.4% (7.04% at September 30, 1998).

        Equipment Line of Credit Agreement

        In July of 1998, the Company's Board of Directors approved an equipment line of credit up to $5.0 million. Borrowings under this facility bear interest at LIBOR plus 1.4%. This agreement expires October 1, 2001.


        Working-Capital Line of Credit Agreement

        In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement and the equipment line of credit agreement are payable on demand if certain covenants are not met. These covenants include a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at September 30, 1998.

        Interest Rate Contract

        At September 30, 1998, the Company had an interest rate contract with a notional principal amount of $4.0 million that effectively converts the $4.0 million variable rate note to a fixed rate of 7.5%.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this report. This report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, risks that customers may terminate engineering or manufacturing contracts, customers are not successful in marketing and selling their products, and engineering projects do not become products that are manufactured by SeaMED in any significant volume. These and other factors are more fully described in the Company's Form 10-K filed for the year ended June 30, 1998. The Company's fiscal year consists of the 52/53-week period that ends on the Thursday nearest to June 30. For convenience of presentation, all fiscal periods in this report are shown as ending on a calendar month-end.

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

        The Company recognizes that its operations and manufacturing revenues may be adversely impacted if its customers or suppliers do not address Year 2000 issues on a timely basis. The Food and Drug Administration ("FDA") has issued regulations requiring all medical device companies (which includes almost all SeaMED customers) to be Year 2000 compliant. Accordingly, the Company has been monitoring FDA Year 2000 compliance filings of its manufacturing customers and has been in contact with several key customers in order to determine their state of Year 2000 readiness.

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

RESULTS OF OPERATIONS

        The following table sets forth statement of income data as a percentage of revenues for the fiscal periods indicated.

Quarters ended September 30,                           1998          1997
----------------------------------------------------------------------------

Revenues                                              100.0%         100.0%
Cost of sales                                          84.3           83.0
----------------------------------------------------------------------------
Gross margin                                           15.7           17.0
Marketing, general and administrative expenses          6.9            8.6
----------------------------------------------------------------------------
Operating income                                        8.8            8.4
Other income, net                                         -            0.2
----------------------------------------------------------------------------
Income before income taxes                              8.8            8.6
Income tax provision                                    3.0            2.9
----------------------------------------------------------------------------
Net income                                              5.8%           5.7%
============================================================================

        Revenues

        The following table sets forth revenues with the corresponding percentage of total revenues and the year-to-year percentage increase for the fiscal periods indicated.

Quarters ended September 30,            1998                               1997
-----------------------------------------------------      ------------------------------------
                                               % of                        % of
                                               Total                       Total          %
Dollars in thousands            Revenues     Revenues      Revenues      Revenues      Increase
-----------------------------------------------------      ------------------------------------

Manufacturing                   $12,490         64.5%      $10,363          64.6%        20.5%
Engineering                       6,886         35.5%        5,667          35.4%        21.5%
-----------------------------------------------------      ------------------------------------
   Total revenues               $19,376        100.0%      $16,030         100.0%        20.9%
=====================================================      ====================================

        Manufacturing revenues increased by approximately $2.1 million in the first quarter of fiscal year 1999 from the first quarter of fiscal year 1998, due primarily to three medical instruments adding approximately $2.1 million and one nonmedical product manufactured for Coinstar under a nonexclusive contract adding approximately $1.5 million in revenues. Increases in manufacturing revenues were offset by decreased volume of certain instruments and the phaseout of other instruments.

        Sales to Coinstar in the first quarter of fiscal year 1999 represented approximately 24% of total revenue and approximately 34% of manufacturing revenue, compared to 20% of total revenue and 27% of manufacturing revenue in the first quarter of fiscal year 1998.

        SeaMED management expects that sales to Coinstar as a percentage of total sales will decline in future years.

        Significant manufacturing revenues were generated by 19 medical instruments in the first quarter of fiscal year 1999 compared to 19 medical instruments in fiscal year 1998. The only nonmedical commercial product that generated significant manufacturing revenues during the first quarter of fiscal year 1999 and fiscal year 1998 was the Coinstar coin-counting machine.

        Engineering revenues increased by approximately $1.2 million in the first quarter of fiscal year 1999 from the first quarter of fiscal year 1998, due primarily to new projects and increased time and, to a lesser extent, increased hourly rates being billed on existing projects adding approximately $3.9 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects being delayed or canceled.

        Approximately $2.8 million (15%) of the revenue in the first quarter of fiscal year 1999 came from United States Surgical Corporation, compared to $2.1 million (15%) in the first quarter of fiscal year 1998. Engineering revenue for United States Surgical in the first quarter of fiscal year 1999 represented approximately 11% of total engineering revenue. Manufacturing revenue for United States Surgical in the first quarter of fiscal year 1999 represented approximately 17% of total manufacturing revenue. SeaMED management expects sales to United States Surgical as a percentage of total sales to fluctuate in future years.

        Approximately $2.6 million (15%) of the revenue in the first quarter of fiscal year 1999 came from Johnson & Johnson, compared to $486,000 (3%) in the first quarter of fiscal year 1998. Engineering revenue for Johnson & Johnson in the first quarter of fiscal year 1999 represented approximately 1.6% of total engineering revenue. Manufacturing revenue for Johnson & Johnson in the first quarter of fiscal year 1999 represented approximately 20% of total manufacturing revenue. SeaMED management expects sales to Johnson & Johnson as a percentage of total sales to fluctuate in future years.

        As of the end of fiscal year 1998 SeaMED had in its engineering project pipeline 22 new medical instruments or systems, and six projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. At the end of the first quarter of fiscal year 1999, SeaMED had 17 new medical instruments or systems and 11 projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. The 28 medical projects in the pipeline at the end of fiscal year 1998 and at the end of the first quarter of fiscal year 1999, were being performed for 21 different customers. Although management believes that the 28 medical projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.

        All projects in SeaMED's engineering pipeline at September 30, 1998 were for medical instruments.

        Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

        Gross margin

        The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the fiscal years indicated.

------------------------------------------------------------------------------------------------
Quarters ended September 30,                          1998                        1997
------------------------------------------------------------------------------------------------
                                              Gross         Gross          Gross        Gross
Dollars in thousands                       Margin ($)     Margin (%)    Margin ($)    Margin (%)
------------------------------------------------------------------------------------------------

Manufacturing                                 $2,266          18.1%       $1,985          19.1%
Engineering                                      772          11.2%          747          13.2%
------------------------------------------------------------------------------------------------
   Total gross margin                         $3,038          15.7%       $2,732          17.0%
================================================================================================

        Manufacturing gross margin decreased to 18.1% of manufacturing revenues in the first quarter of fiscal year 1999 from 19.1% in the first quarter fiscal year 1998, due primarily to changes in the product mix to lower gross margin products, including margin derived from the Company's nonmedical customer. Engineering gross margin as a percentage of engineering revenues decreased to 11.2% in the first quarter of fiscal year 1999 from 13.2% in the first quarter of fiscal year 1998. The decrease is attributable to costs associated with the addition of the Company's new development facility.

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

        Marketing, General and Administrative Expenses

        Marketing, general and administrative expenses decreased slightly to $1.3 million in the first quarter of fiscal year 1999 compared to $1.4 million for the first quarter of fiscal year 1998. The dollar decrease was due primarily to lower expenses associated with the company-wide plan attainment bonus. These savings were offset by the increase in costs associated with disseminating information to shareholders and the public, increased headcount and management information systems costs associated with the Company's growth. The decrease in marketing, general and administrative expenses as a percentage of revenue is primarily due to the lower spreading of fixed costs over a higher revenue base. If anticipated revenue growth occurs, SeaMED management expects marketing, general and administrative expenses as a percentage of revenues to decline in the near term.

        Operating Income

        Operating income increased 25.9% to $1.7 million (8.8 % of revenues) in the first quarter of fiscal year 1999 from $1.4 million (8.5% of revenues) in the first quarter of fiscal year 1998. Increases in operating income are due primarily to an increase in sales volume and a decrease in marketing, general and administrative expenses as a percent of sales. These improvements were offset by the decrease in manufacturing and engineering margins from the first quarter of fiscal year 1998.

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

        In the first quarter of fiscal year 1999 SeaMED's operating activities provided $2.4 million to the Company due primarily to decreases in accounts receivable and inventory. During the first quarter of fiscal year 1999, the Company borrowed an additional $1.5 million against an existing equipment credit facility, bringing total borrowings against existing equipment to $4.0 million. Borrowings under this agreement bear interest at LIBOR plus 1.4% (7.04% at September 30, 1998). This agreement expires October 1, 2001.

        In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement (and the equipment loan agreement) require compliance with certain covenants, including a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus
 .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at September 30, 1998.

        The Company is subject to interest rate risk resulting from amounts outstanding under one of its borrowings. At September 30, 1998, the Company had an interest rate contract with a notional principal amount of $4.0 million that effectively converts the $4.0 million variable rate note to a fixed rate of 7.5%.

        SeaMED believes that its existing capital resources and amounts available under its existing working capital facility, will satisfy the Company's anticipated capital needs for the next 18 to 36 months (depending primarily on SeaMED's growth rate and its results of operations). To accommodate anticipated future growth, SeaMED will need additional sources of capital to fund working capital needs for inventory and accounts receivable, to lease and acquire furniture and equipment for additional plant facilities, fund leasehold improvements and make other capital expenditures.

        In July of 1998, SeaMED occupied of 41,000 new square feet of office space to support its growth. SeaMED now leases approximately 193,000 total square feet of space. The Company will lease an additional 20,500 square feet in January of 1999 and another 20,500 square feet in June of 1999, bringing total square footage to 234,000 by the end of fiscal 1999. The 82,000 total square feet leased from July of 1998 through June of 1999 are located in a single new building adjacent to an existing leased building. Due in large part to preparing the new facilities for occupancy, SeaMED spent $1.9 million on capital expenditures during the first quarter of fiscal year 1999 compared to $529,000 during the first quarter of fiscal year 1998. The Company anticipates spending $4.4 million on capital expenditures in fiscal year 1999, compared to $2.6 million in fiscal year 1998.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

        In a Schedule 13G filed on August 11, 1998, Gilder, Gagnon, Howe & Co., a general partnership and broker-dealer operating in New York, NY, reported beneficial ownership of 21.5% of the outstanding shares of the Company's common stock. Except for shares owned by or for partners of the firm, the shares are held in discretionary accounts of approximately 250 customers, over which Gilder Gagnon has no voting rights. In a separate Schedule 13G filed on October 9, 1998 (and subsequently amended), Neil Gagnon and certain persons related to him reported beneficial ownership of an aggregate of 6.3% of the outstanding shares of the Company's common stock.

        Gilder Gagnon and Neil Gagnon have each represented to the Company that neither has any intent to control or influence management. Gilder Gagnon and Neil Gagnon have also entered into standstill arrangements, which include their agreements not to do the following:

        -  Acquire additional shares
        -  Propose an acquisition or other similar transactions with the Company
        -  Sell more than 10% of their shares to any single buyer or group
        -  Engage in any tender or exchange offer for shares
        -  Solicit proxies
        -  Pursue control over management or policies of the Company

        Neil Gagnon also agreed to establish a voting agreement for his shares, with the shares voted by W. Robert Berg, the Company's chief executive officer. The voting agreement is for one year, is not revocable and will be extended if Gilder Gagnon's ownership continues to exceed 15% (or such other number as the Plan may then provide).

        In addition, Gilder Gagnon and Neil Gagnon have agreed to divest as promptly as practicable a sufficient number of shares necessary to reduce its beneficial ownership below 15%

(or such other number as the Plan may then provide). In divesting as promptly as practicable, Gilder Gagnon and Neil Gagnon are allowed to take into account various factors, including then market price, current trends, losses, trading volume, and impact on the Company's stock price.

        On November 5, 1998, the Company's board of directors made a determination that Gilder Gagnon and Neil Gagnon inadvertently acquired the shares without awareness of the Company's Rights Agreement or "poison pill." As a result of these events, the Company will not distribute the preferred share purchase rights, nor will the preferred share purchase rights become exercisable, under its Rights Agreement dated as of January 27, 1998.

ITEM 6(a).  EXHIBITS.

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


By      /s/ W. Robert Berg                         November 13, 1998
   -----------------------------------------       -----------------
             W. Robert Berg                        Date
       Principal Executive Officer


By      /s/ Edgar F. Rampy                         November 13, 1998
   -----------------------------------------       -----------------
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