Form 10-Q
period 1998-12-31
SEAMED CORP
filed 1999-02-12
CIK 937289

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998

                         Commission File number 0-21727


                               SeaMED Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                   Washington                         91-1002092
--------------------------------------------------------------------------------
            (State of Incorporation)               (Federal I.R.S. No.)

14500 Northeast 87th Street, Redmond, Washington      98052-3431
--------------------------------------------------------------------------------
(Address of principal executive offices)               Zip Code)

                   Registrant's Telephone Number 425-867-1818
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

     As of February 10, 1999, the Registrant had 5,538,610 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


INDEX

Balance Sheets as of December 31, 1998 and June 30, 1998.......................3

Statements of Income for the Quarters and the Six Months
    Ended December 31, 1998 and 1997...........................................4

Statements of Cash Flows for the Six Months
    Ended December 31, 1998 and 1997...........................................5

Notes to Financial Statements..................................................6

                               SeaMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                     December 31,            June 30,
                                                         1998                  1998
                                                     ------------          ------------
Current assets:
   Cash and cash equivalents.....................    $  8,543,721          $  6,428,718
   Accounts receivable, net......................      14,435,473            13,189,092
   Inventories...................................      11,781,713            15,185,517
   Deferred income taxes.........................       1,733,348             1,733,348
   Prepaid expenses..............................         390,481               223,370
                                                     ------------          ------------
Total current assets.............................      36,884,736            36,760,045

Property and equipment, net......................       6,118,800             5,162,172
Deposits and other assets........................         292,921               934,337
                                                     ------------          ------------
Total assets.....................................    $ 43,296,457          $ 42,856,554
                                                     ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable..............................    $  2,564,848          $  4,323,740
   Accrued expenses and reserves.................       4,233,929             5,029,410
   Customer deposits on inventory................       1,814,109             2,576,916
   Current portion of long-term debt.............       1,012,743               558,144
                                                     ------------          ------------
Total current liabilities........................       9,625,629            12,488,210

Long-term debt, less current portion.............       3,275,847             2,435,021


Shareholders' equity:
   Common stock..................................      21,166,685            20,723,960
   Note receivable from officer..................         (75,000)              (75,000)
   Retained earnings.............................       9,303,296             7,284,363
                                                     ------------          ------------
Total shareholders' equity.......................      30,394,981            27,933,323
                                                     ------------          ------------
Total liabilities and shareholders' equity.......    $ 43,296,457          $ 42,856,554
                                                     ============          ============


                See accompanying notes to financial statements.

                               SeaMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                            Quarter Ended                    Six Months Ended
                                   ----------------------------       ---------------------------
                                   December 31,    December 31,       December 31,   December 31,
                                      1998             1997              1998            1997
                                   ------------    ------------       ------------   ------------
Revenues:
  Manufacturing..................  $12,957,214     $ 9,651,572        $25,447,424    $20,014,210
  Engineering....................    5,928,306       6,607,856         12,814,516     12,275,009
                                   -----------     -----------        -----------    -----------
                                    18,885,520      16,259,428         38,261,940     32,289,219

Costs of revenues:
  Manufacturing..................   11,148,125       7,797,185         21,372,526     16,175,257
  Engineering....................    5,315,924       5,691,724         11,430,115     10,611,888
                                   -----------     -----------        -----------    -----------
                                    16,464,049      13,488,909         32,802,641     26,787,145
                                   -----------     -----------        -----------    -----------
Gross margin.....................    2,421,471       2,770,519          5,459,299      5,502,074

Marketing, general and
  administrative expenses........    1,078,191       1,373,340          2,410,594      2,750,322
                                   -----------     -----------        -----------    -----------
Operating income.................    1,343,280       1,397,179          3,048,705      2,751,752

Other income (expense):
  Interest expense...............      (83,291)         (8,154)          (146,856)       (24,264)
  Interest and other income, net.       87,819          45,290            157,141         80,837
                                   -----------     -----------        -----------    -----------
                                         4,528          37,136             10,285         56,573
                                   -----------     -----------        -----------    -----------
Income before income taxes.......    1,347,808       1,434,315          3,058,705      2,808,325

Income tax provision.............      458,255         487,667          1,040,057        954,831
                                   -----------     -----------        -----------    -----------
Net income.......................  $   889,553     $   946,648        $ 2,018,933    $ 1,853,494
                                   ===========     ===========        ===========    ===========

Net income per share data:
  Basic..........................  $      0.16    $       0.18       $       0.37   $       0.35
                                   ===========     ===========        ===========    ===========
  Diluted........................  $      0.16    $       0.17       $       0.36   $       0.33
                                   ===========     ===========        ===========    ===========


                See accompanying notes to financial statements.

                               SeaMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months Ended
                                                              December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------
OPERATING ACTIVITIES
Net income.........................................  $ 2,018,933     $ 1,853,494
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation.....................................    1,168,405         805,414
  Provision for bad debts..........................       29,482          72,344
  Deferred tax benefit.............................           --        (363,480)
  Changes in operating assets and liabilities:
    Increase in accounts receivable................   (1,275,863)     (2,461,725)
    Decrease (Increase) in inventories.............    3,403,804      (2,194,967)
    Increase (Decrease) in accounts payable,
      accrued expenses, and customer deposits......   (3,317,180)      1,586,634
    Decrease (Increase) in other assets and
      prepaid expenses.............................      474,303        (279,134)
                                                     -----------     -----------
Net cash provided by (used in) operating activities    2,501,884        (981,420)

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements..   (2,125,032)     (1,624,839)
Maturity of short-term investments.................           --       2,226,843
                                                     -----------     -----------
Net cash provided by (used in) investing activities   (2,125,032)        602,004

FINANCING ACTIVITIES
Proceeds from stock options exercised..............       44,826          34,105
Proceeds from sale of common stock under employee
  stock purchase plan..............................      397,900         374,226
Net (payments of) borrowings under  credit line....           --        (525,297)
Proceeds from notes payable........................    1,500,000         625,000
Principal payments on notes payable................     (204,575)       (128,416)
                                                     -----------     -----------
Net cash provided by financing activities..........    1,738,151         379,618
                                                     -----------     -----------
Net increase in cash...............................    2,115,003             202
Cash and cash equivalents at beginning of period...    6,428,718           9,092
                                                     -----------     -----------
Cash and cash equivalents at end of period.........  $ 8,543,721     $     9,294
                                                     ===========     ===========


                See accompanying notes to financial statements.

ITEM 1. NOTES TO FINANCIAL STATEMENTS

     1.   ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited financial statements have been prepared by SeaMED Corporation (the Company) in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the six-month period ended December 31, 1998, are not necessarily indicative of results to be expected for the entire year ending June 30, 1999 or for any other fiscal period. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1998.

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

     3.   RECENTLY ISSUED ACCOUNTING STANDARDS

     As of July 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 had no impact on the Company's operating results or shareholders' equity. For the six months ended December 31, 1998, net income and comprehensive income were the same.

     In 1997, the Financial Standards Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is required to be adopted for periods beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." Companies will be required to report each operating segment and related information, as defined in SFAS No. 131, in the notes to financial statements. The Company does not expect SFAS No. 131 to have a significant impact on financial reporting.

     In 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted for periods beginning after June 15, 1999.

Due to the minimal use of derivative instruments and hedging activities, the Company does not expect the impact of SFAS No. 133 to be material.

     4.   INVENTORIES

Inventories consist of the following:                December 31,      June 30,
                                                        1998             1998
                                                     -----------    -----------
Work in process                                      $ 3,102,803    $ 3,685,594
Purchased and manufactured parts                       9,789,514     12,366,257
                                                     -----------     ----------
                                                      12,892,317     16,051,851

Less inventory reserve                                 1,110,604        866,334
                                                     -----------     ----------
                                                     $11,781,713    $15,185,517
                                                     ===========    ===========


     5.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.

                                                        Quarter Ended         Six Months Ended
                                                         December 31,           December 31,
                                                       1998        1997       1998        1997
                                                   ---------   ---------  ---------   ---------
Numerator:
  Numerator for basic and diluted net income
  per share
   Net income as reported                            889,553     946,648  2,018,933   1,853,494
                                                   ==========  =========  =========   =========
Denominator:
  Denominator for basic net income per share--
   weighted average common shares                  5,492,586   5,283,689  5,478,927   5,276,294
                                                   ---------   ---------  ---------   ---------
  Effect of dilutive securities:
  Net effect of dilutive stock options based
   on the treasury stock method using average
   market price                                      166,628     313,532    182,725     321,369
  Net effect of dilutive stock warrants based
   on the treasury stock method using average
   market price                                            0      28,277          0      28,494
                                                   ---------   ---------  ---------   ---------
  Dilutive potential common shares                   166,628     341,809    182,725     349,863
                                                   ---------   ---------  ---------   ---------

  Denominator for diluted net income per share     5,659,214   5,625,498  5,661,652   5,626,156
                                                   ==========  =========  =========   =========
Basic net income per share                              $.16        $.18       $.37        $.35
                                                   ==========  =========  =========   =========
Diluted net income per share                            $.16        $.17       $.36        $.33
                                                   ==========  =========  =========   =========

     6.   NOTES PAYABLE

     Variable Rate Note

     The Company borrowed $2.5 million during fiscal year 1998 and an additional $1.5 million in September 1998 against an existing equipment credit facility. Borrowings under this agreement bear interest at LIBOR plus 1.4% (6.65% at December 31, 1998).

     Equipment Line of Credit Agreement

     In July of 1998, the Company's Board of Directors approved an equipment line of credit up to $5.0 million. Borrowings under this facility bear interest at LIBOR plus 1.4%. This agreement expires October 1, 2001.

     Working-Capital Line of Credit Agreement

     In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement and the equipment line of credit agreement are payable on demand if certain covenants are not met. These covenants include a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at December 31, 1998.

     Interest Rate Contract

     At December 31, 1998, the Company had an interest rate contract with a notional principal amount of $4.0 million that effectively converts the $4.0 million variable rate note to a fixed rate of 7.5%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-Q. This Form 10-Q contains, in addition to historical information, forward-looking statements, including statements regarding the Company's future manufacturing and engineering revenues and gross margins, that involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause such a difference include, but are not limited to, risks that customers may terminate or delay engineering or manufacturing contracts, customers are not successful in marketing and selling their products, and engineering projects do not become products that are manufactured by

SeaMED in any significant volume. These and other factors are more fully described in the Company's Form 10-K filed for the year ended June 30, 1998. The Company's fiscal year consists of the 52/53-week period that ends on the Thursday nearest to June 30. For convenience of presentation, all fiscal periods in this report are shown as ending on a calendar month-end.

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

YEAR 2000 TECHNOLOGY ISSUES

     The Company has analyzed its Year 2000 technology issues in its information technology systems and has implemented corrective measures. Internal testing of the corrective measures is underway and is scheduled for completion by March 31, 1999. The Company identified Year 2000 issues primarily in the Company's financial information software programs. The Company has not analyzed Year 2000 issues in its noninformation technology assets nor has it formulated contingency plans in the event its technology systems are adversely affected by Year 2000 issues despite corrective measures.

     The Company recognizes that its operations and manufacturing revenues may be adversely impacted if its customers or suppliers do not address Year 2000 issues on a timely basis. The

Food and Drug Administration ("FDA") has issued regulations requiring all medical device companies (which includes almost all SeaMED customers) to disclose whether they will be Year 2000 compliant. Accordingly, the Company has been monitoring FDA Year 2000 compliance filings of its manufacturing customers and has been in contact with several key customers in order to determine their state of Year 2000 readiness.

     The Company has also contacted over 60 of its most significant suppliers in order to assess their Year 2000 readiness. Responses have been received from all suppliers contacted, with 32 indicating that they are currently Year 2000 compliant. The remainder have indicated that they continue to evaluate Year 2000 issues and expect to attain compliance before the end of the calendar year. In addition, the Company recognizes that its service providers, such as freight companies, mail and other delivery services, financial services companies and others, may adversely effect SeaMED if they do not address Year 2000 issues. The Company has no plans to evaluate the Year 2000 readiness of such providers. The Company does not expect the costs associated with Year 2000 upgrades to exceed $100,000.

RESULTS OF OPERATIONS

The following table sets forth statement of income data as a percentage of revenues for the periods indicated.

                                                   Quarter Ended          Six Months Ended
                                                    December 31,             December 31,
                                                 ------------------      ------------------
                                                  1998        1997        1998        1997
                                                 ------      ------      ------      ------
Revenues                                         100.0%      100.0%      100.0%      100.0%
Cost of sales                                     87.2        83.0        85.7        83.0
                                                 -----       -----       -----       -----
Gross margin                                      12.8        17.0        14.3        17.0
Marketing, general and administrative              5.7         8.4         6.3         8.5
                                                 -----       -----       -----       -----
Operating income                                   7.1         8.6         8.0         8.5
Other income, net                                  0.0         0.2         0.0         0.2
                                                 -----       -----       -----       -----
Income before income taxes                         7.1         8.8         8.0         8.7
Income tax provision                               2.4         3.0         2.7         3.0
                                                 -----       -----       -----       -----
Net income                                         4.7%        5.8%        5.3%        5.7%
                                                 =====       =====       =====       =====

     Revenues

     The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.

                           Quarter Ended December 31,                                Six Months Ended December 31,
                  ----------------------------------------------               -----------------------------------------
                    1998                          1997                                1998                 1997
                  ---------------------   ----------------------               -------------------- --------------------
                             % of Total               % of Total      %                  % of Total           % of Total
                  Revenues    Revenues    Revenues     Revenues   Inc/(Dec)    Revenues   Revenues  Revenues   Revenues    %Increase
                  --------    --------    --------     --------   ---------    --------   --------  --------  ----------   ---------
                                                                  (dollars
                                                                     in
                                                                  thousands)

Manufacturing      $12,957       68.6%     $ 9,652       59.4%      34.2 %      $25,447      66.5%    $20,014      62.0%      26.5%
Engineering          5,928       31.4        6,608       40.6      (10.3)%       12,815      33.5      12,275      38.0        4.4%
                   -------      -----      -------      -----                   -------     -----     -------     -----
  Total Revenues   $18,886      100.0%     $16,259      100.0%      16.2 %      $38,262     100.0%    $32,289     100.0%      18.5%
                   =======      =====      =======      =====                   =======     =====     =======     =====


     Manufacturing revenues increased by approximately $3.3 million in the second quarter of fiscal year 1999 from the second quarter of fiscal year 1998 and by approximately $5.4 million in the first six months of fiscal year 1999 from the first six months of fiscal year 1998. The increase in manufacturing revenues in the second quarter of fiscal year 1999 was due primarily to four medical instruments adding approximately $3.7 million in revenues and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $315,000 in nonmedical manufacturing revenues. The increase in manufacturing revenues for the first six months of fiscal year 1999 was due primarily to new medical instruments and increased revenues from existing medical instruments adding approximately $11.1 million and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $1.8 million in nonmedical manufacturing revenues. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of others, as well as delays in certain anticipated customer orders due to the inability of certain early-stage customers to obtain necessary financing. SeaMED management anticipates that the phase-out of certain existing instruments in the second quarter of fiscal year 1999 will result in manufacturing revenues for the third and fourth quarters of fiscal year 1999 being sequentially lower than in the first and second quarters of fiscal year 1999.

     Sales to Coinstar in the second quarter of fiscal year 1999 represented approximately 18% of total revenue and approximately 23% of manufacturing revenue, compared to 20% of total revenue and 28% of manufacturing revenue in the second quarter of fiscal year 1998. For the first six months of fiscal year 1999, Coinstar represented approximately 21% of total revenue and 29% of manufacturing revenue compared to 20% of total revenue and 28% of manufacturing revenue in the first six months of fiscal year 1998. SeaMED management expects that sales to Coinstar may increase as a percentage of total sales for the remainder of fiscal year 1999, but that the percentage will decrease in future years.

     Significant manufacturing revenues were generated by 21 medical instruments in the first six months of fiscal year 1999 compared to 19 medical instruments in the first six months of fiscal year 1998. The only nonmedical commercial product that generated significant manufacturing revenues during the first six months of fiscal year 1999 and fiscal year 1998 was the Coinstar coin-counting machine.

     Engineering revenues decreased by approximately $680,000 in the second quarter of fiscal year 1999 from the second quarter of fiscal year 1998, due primarily to the delay of certain projects and the cancellation of other projects, the transition of certain projects from engineering to manufacturing, and delays in certain anticipated customer orders due to the inability of certain early-stage customers to obtain necessary financing. These factors in the second quarter of fiscal year 1999 were partially offset by increased time and, to a lessor extent, increased hourly rates being billed on existing projects of approximately $2.7 million compared to the second quarter of fiscal year 1998. For the first six months of fiscal year 1999 engineering revenues increased approximately $540,000 compared to the first six months of fiscal year 1998. The increase in engineering revenues in the first six months of fiscal year 1999 was due primarily to new projects and to increased time and, to a lesser extent, increased hourly rates being billed on existing projects adding approximately $6.4 million in revenues. Increases in engineering revenues were offset by the transition of certain projects from engineering to manufacturing and other projects and orders being delayed or cancelled.

     While future engineering revenues are difficult to forecast, SeaMED management believes engineering revenues for the remainder of fiscal year 1999 will be comparable to the second quarter of fiscal year 1999.

     Approximately $1.3 million (22%) of the engineering revenue in the second quarter of fiscal year 1999 came from Bridge Medical Inc., compared to approximately $588,000 (9%) in the second quarter of fiscal year 1998. Engineering revenue for Bridge Medical Inc. totaled approximately $3.1 million (24% of total engineering revenue) for the first six months of fiscal year 1999 compared to $883,000 (7% of total engineering revenue) in the first six months of fiscal year 1998. SeaMED management expects sales to Bridge Medical Inc. to fluctuate in future periods.

     Approximately $2.8 (11%) million of total manufacturing revenue came from United

States Surgical in the first six months of fiscal year 1999 compared to approximately $2.2 million (11%) in the first six months of fiscal year 1998. As a result of the recent merger of United States Surgical with Tyco International, Inc., SeaMED management expects that the Company's manufacturing projects with United States Surgical will be delayed and possibly terminated as early as the third quarter of the current fiscal year.

     Approximately $3.1 million (17%) of total revenue in the second quarter and $5.1 million (13%) for the first six months of fiscal year 1999 came from Johnson & Johnson, compared to $696,000 (4%) of total revenue in the second quarter and $1.2 million (4%) of total revenue for the first six months of fiscal year 1998. Engineering revenue for Johnson & Johnson in the first six months of fiscal year 1999 represented approximately 2.0% of total engineering revenue. Manufacturing revenue for Johnson & Johnson in the first six months of fiscal year 1999 represented approximately 19% of total manufacturing revenue. SeaMED management expects sales to Johnson & Johnson as a percentage of total sales to fluctuate in future years.

     As of the end of fiscal year 1998 SeaMED had in its engineering project pipeline 22 new medical instruments or systems, and six projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. At the end of the second quarter of fiscal year 1999, SeaMED had 11 new medical instruments or systems and 12 projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. The 23 medical projects in the pipeline at the end of second quarter of fiscal year 1999 were being performed for 19 different customers. Although management believes that many of the 23 medical projects in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.

     All projects in SeaMED's engineering pipeline at December 31, 1998 were for medical instruments.

     Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

     Gross Margin

     The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.

                         Quarter Ended December 31,            Six Months Ended December 31,
                   --------------------------------------- ---------------------------------------
                          1998               1997                1998                1997
                   ------------------- ------------------- ------------------- -------------------
                    Gross     Gross     Gross     Gross     Gross     Gross     Gross     Gross
                   Margin($) Margin(%) Margin($) Margin(%) Margin($) Margin(%) Margin($) Margin(%)
                   --------- --------- --------- --------- --------- --------- --------- ---------
                                                (dollars in thousands)
Manufacturing      $ 1,809     14.0%    $ 1,854    19.2%     $4,075     16.0%    $3,839     19.2%
Engineering            612     10.3%        916    13.8%      1,384     10.8%     1,663     13.5%
                   -------              -------              ------              ------
  Total gross
    margin         $ 2,421     12.8%    $ 2,770    17.0%     $5,459     14.3%    $5,502     17.0%
                   =======              =======              ======              ======


     Manufacturing gross margin decreased to 14.0% of manufacturing revenues in the second quarter of fiscal year 1999 from 19.2% in the second quarter of fiscal year 1998, due primarily to excess capacity in the Company's material procurement in light of decreases in the volume of materials purchased for the quarter. Manufacturing gross margin for the first six months of fiscal year 1999 decreased to 16.0% from 19.2% for the first six months of fiscal year 1998 due to excess capacity in material procurement and changes in product mix to lower gross margin products. SeaMED has reduced headcount approximately 6% in an effort to improve manufacturing gross margins in future periods. SeaMED management expects manufacturing gross margins as a percentage of revenue to remain lower than historic levels for the remainder of fiscal year 1999 but to improve in future years.

     Engineering gross margin as a percentage of engineering revenues decreased to 10.3% in the second quarter of fiscal year 1999 from 13.8% in the second quarter of fiscal year 1998, and to 10.8% in the first six months of fiscal year 1999 from 13.5% in the first six months of fiscal year 1998. The decreases are attributable to costs associated with the addition of the Company's new development facility being spread over almost the same engineering revenue base and a lower rate of utilization of the Company's engineers. Management expects that engineering gross margins as a percentage of sales will also fluctuate from quarter to quarter but should approximate 11%.

     Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses decreased slightly to $1.1 million in the second quarter and $2.4 million for the first six months of fiscal year 1999 compared to $1.4 million for the second quarter and $2.8 million for the first six months of fiscal year 1998. The dollar decrease was due primarily to lower expenses associated with the company-wide plan attainment bonus. These savings were offset by the increase in costs associated with disseminating information to shareholders and the public, increased headcount and management information systems costs associated with the Company's growth. The decrease in marketing, general and administrative expenses as a percentage of revenue is primarily due to the lower spreading of fixed costs over a higher revenue base. SeaMED management expects marketing, general and administrative expenses as a percentage of revenues to remain approximately the same in the near term.

     Operating Income

     Operating income decreased 3.9% to $1.3 million (7.1% of revenues) in the second quarter of fiscal year 1999 from $1.4 million (8.6% of revenues) in the second quarter of fiscal year 1998. The decrease in operating income is primarily the result of lower manufacturing and engineering gross margins during the second quarter of fiscal year 1999. Operating income increased slightly to $3.1 million (8.0% of revenues) for the first six months of fiscal year 1999 compared to $2.8 million (8.5% of revenues) for the first six months of fiscal year 1998. Increases in operating income for the first six months of fiscal year 1999 are due primarily to an increase in sales volume and a decrease in marketing, general and administrative expenses as a percent of sales. These improvements were offset by the decrease in manufacturing and engineering margins from the first six months of fiscal year 1999.

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

     In the first six months of fiscal year 1999 SeaMED's operating activities provided $2.5 million to the Company due primarily to decreases in inventory. During the first quarter of fiscal year 1999, the Company borrowed an additional $1.5 million against an existing equipment credit facility, bringing total borrowings against existing equipment to $4.0 million. Borrowings under this agreement bear interest at LIBOR plus 1.4% (6.65% at December 31, 1998). This agreement expires October 1, 2001.

     In July, 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement (and the equipment loan agreement) require compliance with certain covenants, including a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at December 31, 1998.

     The Company is subject to interest rate risk resulting from amounts outstanding under one of its borrowings. At December 31, 1998, the Company had an interest rate contract with a notional principal amount of $4.0 million that effectively converts the $4.0 million variable rate note to a fixed rate of 7.5%.

     SeaMED believes that its existing capital resources and amounts available under its existing working capital facility will satisfy the Company's anticipated capital needs for the next 18 to 36 months (depending primarily on SeaMED's growth rate and its results of operations). To accommodate anticipated future growth, SeaMED will need additional sources of capital to fund working capital needs for inventory and accounts receivable, to lease and acquire furniture and equipment for additional plant facilities, fund leasehold improvements and make other capital expenditures.

     Since June, 1998, SeaMED has occupied 61,500 new square feet of office space to support its growth. SeaMED now leases approximately 213,500 total square feet of space. The Company will lease an additional 20,500 square feet in June, 1999, bringing total square footage to 234,000 by the end of fiscal year 1999. The 82,000 total square feet leased from July, 1998 through June, 1999 are located in a single new building adjacent to an existing leased building. Due in large part to preparing the new facilities for occupancy, SeaMED spent $2.1 million on capital expenditures during the six months of fiscal year 1999 compared to $1.6 million during the first six months of fiscal year 1998. The Company anticipates spending $3.5 million on capital expenditures in fiscal year 1999, compared to $2.6 million in fiscal year 1998.

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its annual meeting of shareholders on November 5, 1998. The following matters were voted upon at the meeting:

     Proposal 1: The following directors were elected:

                                                                            Votes
                                                                   ------------------------
                                                                     For           Withheld
                                                                   ---------       --------
     Edgar F. Rampy                                                4,275,787         9,682
     Richard Wohns, M.D.                                           4,274,569        10,900


     The terms of office of the following directors continued after the meeting:

     William H. Gates, Sr.
     Richard O. Martin, Ph.D.
     R. Scott Asen
     W. Robert Berg
     Stephen J. Clearman

     Proposal 2: The appointment of Ernst & Young as the independent auditors of the Company for fiscal year 1999 was approved, with 4,278,339 votes for, 130 votes against and 7,000 abstentions.

ITEM 5. OTHER INFORMATION.

     In an amended Schedule 13G filed on January 22, 1999, Gilder, Gagnon, Howe & Co., a general partnership and broker-dealer operating in New York, NY, reported beneficial ownership of 8.1% of the outstanding shares of the Company's common stock. Except for shares owned by or for partners of the firm, the shares are held in discretionary accounts of approximately 250 customers, over which Gilder, Gagnon, Howe & Co. has no voting rights. In a separate amended Schedule 13G filed on January 22, 1999, Neil Gagnon and certain persons related to him reported beneficial ownership of an aggregate of 1.9% of the outstanding shares of the Company's common stock.

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


By       /s/ W. Robert Berg                        February 8, 1999
   -----------------------------------             -----------------------------
             W. Robert Berg                        Date
       Principal Executive Officer


By       /s/ Edgar F. Rampy                        February 8, 1999
   -----------------------------------             -----------------------------
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