Form 10-Q
period 1999-03-31
SEAMED CORP
filed 1999-05-14
CIK 937289

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                         Commission File number 0-21727

                               SeaMED Corporation

--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

              Washington                                  91-1002092
--------------------------------------------------------------------------------
     (State of Incorporation)                        (Federal I.R.S. No.)

       21620 30th Avenue S.E., Bothell, WA                        98021
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

                   Registrant's Telephone Number 425-867-1818
--------------------------------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

--------------------------------------------------------------------------------

     As of May 11, 1999, the Registrant had 5,582,620 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               SeaMED CORPORATION

                              FINANCIAL STATEMENTS


INDEX

Balance Sheets as of March 31, 1999 and June 30, 1998.........................................................3

Statements of Income for the Quarters and the Nine Months
     Ended March 31, 1999 and 1998............................................................................4

Statements of Cash Flows for the Nine Months Ended March 31, 1999 and 1998

Notes to Financial Statements.................................................................................6

                               SEAMED CORPORATION
                                 BALANCE SHEETS
                                   (Unaudited)


ASSETS
                                                                     March 31,              June 30,
                                                                       1999                   1998
                                                                   ------------           ------------
Current assets:
    Cash and cash equivalents ...........................          $ 10,709,472           $  6,428,718
    Accounts receivable, net ............................            12,745,808             13,189,092
    Inventories .........................................            10,354,389             15,185,517
    Deferred income taxes ...............................             1,733,348              1,733,348
    Prepaid expenses ....................................               530,519                223,370
                                                                   ------------           ------------
Total current assets ....................................            36,073,536             36,760,045

Property and equipment, net .............................             5,648,963              5,162,172
Deposits and other assets ...............................               249,652                934,337
                                                                   ------------           ------------
Total assets ............................................          $ 41,972,151           $ 42,856,554
                                                                   ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................          $  1,755,102           $  4,323,740
    Accrued expenses and reserves .......................             3,277,417              5,029,410
    Customer deposits on inventory ......................             2,398,306              2,576,916
    Current portion of long-term debt ...................               994,483                558,144
                                                                   ------------           ------------
Total current liabilities ...............................             8,425,308             12,488,210

Long-term debt, less current portion ....................             3,025,288              2,435,021


Shareholders' equity:
    Common stock ........................................            21,288,595             20,723,960
    Note receivable from officer ........................               (75,000)               (75,000)
    Retained earnings ...................................             9,307,960              7,284,363
                                                                   ------------           ------------
Total shareholders' equity ..............................            30,521,555             27,933,323
                                                                   ------------           ------------
Total liabilities and shareholders' equity ..............          $ 41,972,151           $ 42,856,554
                                                                   ============           ============


See accompanying notes to financial statements.

                               SEAMED CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Quarter Ended                             Nine Months Ended
                                           -----------------------------------           -----------------------------------
                                             March 31,              March 31,              March 31,             March 31,
                                               1999                   1998                   1999                   1998
                                           ------------           ------------           ------------           ------------
Revenues:
   Manufacturing ................          $ 10,423,115           $ 11,527,258           $ 35,870,539           $ 31,541,468
   Engineering ..................             5,407,828              6,737,356             18,222,344             19,012,365
                                           ------------           ------------           ------------           ------------
                                             15,830,943             18,264,614             54,092,883             50,553,833

Costs of revenues:
   Manufacturing ................             9,372,356              9,421,206             30,744,882             25,596,463
   Engineering ..................             5,291,517              5,786,790             16,721,631             16,398,678
                                           ------------           ------------           ------------           ------------
                                             14,663,873             15,207,996             47,466,513             41,995,141
                                           ------------           ------------           ------------           ------------

Gross margin ....................             1,167,070              3,056,618              6,626,370              8,558,692

Marketing, general and
   administrative expenses ......             1,202,211              1,454,708              3,612,805              4,205,030
                                           ------------           ------------           ------------           ------------

Operating income ................               (35,141)             1,601,910              3,013,565              4,353,662

Other income (expense):
   Interest expense .............               (64,435)               (16,945)              (211,291)               (64,342)
   Interest and other income, net               106,642                 44,824                263,783                148,794
                                           ------------           ------------           ------------           ------------
                                                 42,207                 27,879                 52,491                 84,452
                                           ------------           ------------           ------------           ------------

Income before income taxes ......                 7,066              1,629,789              3,066,056              4,438,114

Income tax provision ............                 2,402                554,128              1,042,459              1,508,959
                                           ------------           ------------           ------------           ------------

Net income ......................          $      4,664           $  1,075,661           $  2,023,597           $  2,929,155
                                           ============           ============           ============           ============

Net income per share data:
   Basic ........................          $       0.00           $       0.20           $       0.37           $       0.55
                                           ============           ============           ============           ============
   Diluted ......................          $       0.00           $       0.19           $       0.36           $       0.52
                                           ============           ============           ============           ============


See accompanying notes to financial statements.

                               SEAMED CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Nine Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                            1999                   1998
                                                                        ------------           ------------
OPERATING ACTIVITIES
Net income ...................................................          $  2,023,597           $  2,929,156
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation ...................................................        1,744,979              1,281,395
   Provision for bad debts ........................................           28,542                111,430
   Deferred tax benefit ...........................................             --                 (513,480)
   Changes in operating assets and liabilities:
     Decrease (Increase) in accounts receivable ...................          414,742             (3,701,532)
     Decrease (Increase) in inventories ...........................        4,831,128             (3,842,291)
     Increase (Decrease) in accounts payable, accrued
       expenses, and deferred revenue .............................       (4,502,742)             2,763,264
     Decrease (Increase) in other assets and prepaid expenses......          381,036               (279,705)
                                                                        ------------           ------------
Net cash provided by (used in) operating activities ...............        4,921,282             (1,251,763)

INVESTING ACTIVITIES
Purchases of equipment and leasehold improvements .................       (2,231,769)            (2,265,627)
Maturity of short-term investments ................................             --                3,766,100
                                                                        ------------           ------------
Net cash provided by (used in) investing activities ...............       (2,231,769)             1,500,473

FINANCING ACTIVITIES
Proceeds from stock options exercised .............................          166,735                 85,643
Proceeds from sale of common stock under employee stock
   purchase plan ..................................................          397,900                374,226
Net (payments of) borrowings under  credit line ...................             --               (1,068,240)
Proceeds from notes payable .......................................        1,500,000                625,000
Principal payments on notes payable ...............................         (473,394)              (265,077)
                                                                        ------------           ------------
Net cash provided by financing activities .........................        1,591,241               (248,448)
                                                                        ------------           ------------
Net increase in cash ..............................................        4,280,754                    262
Cash and cash equivalents at beginning of period ..................        6,428,718                  9,092
                                                                        ------------           ------------
Cash and cash equivalents at end of period ........................     $ 10,709,472           $      9,354
                                                                        ============           ============


See accompanying notes to financial statements.

ITEM 1.  NOTES TO FINANCIAL STATEMENTS

         1.       ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying unaudited financial statements have been prepared by SeaMED Corporation (the Company) in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet at June 30, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for the nine-month period ended March 31, 1999, are not necessarily indicative of results to be expected for the entire year ending June 30, 1999 or for any other fiscal period. For further information, refer to the financial statements and footnotes included in the Company's Form 10-K for the year ended June 30, 1998.

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

         3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of SFAS No. 130 had no impact on the Company's operating results or shareholders' equity. For the nine months ended March 31, 1999, net income and comprehensive income were the same.

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

         4.       INVENTORIES

Inventories consist of the following:       March 31,             June 30,
                                                 1999                 1998
--------------------------------------------------------------------------
Work in process                           $ 2,451,218          $ 3,685,594
Purchased and manufactured parts            9,153,659           12,366,257
--------------------------------------------------------------------------
                                           11,604,877           16,051,851

Less inventory reserve                      1,250,488              866,334
--------------------------------------------------------------------------
                                          $10,354,389          $15,185,517
==========================================================================


         5.       NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share.


                                                                       Quarter Ended               Nine Months Ended
                                                                          March 31,                    March 31,
                                                                       1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------
Numerator:
   Numerator for basic and diluted net income per share
    Net income as reported                                            4,664      1,075,661      2,023,597      2,929,155
========================================================================================================================
Denominator:
   Denominator for basic net income per share -
    weighted average common shares                                5,545,184      5,330,939      5,501,013      5,294,509
------------------------------------------------------------------------------------------------------------------------

   Effect of dilutive securities:
   Net effect of dilutive stock options based
    on the treasury stock method using average
    market price                                                    112,157        301,507        159,202        314,748
   Net effect of dilutive stock warrants based
    on the treasury stock method using average
    market price                                                          0         28,889              0         28,626
------------------------------------------------------------------------------------------------------------------------
   Dilutive potential common shares                                 166,628        330,396        159,202        343,374
------------------------------------------------------------------------------------------------------------------------

   Denominator for diluted net income per share                   5,657,342      5,661,335      5,660,215      5,637,883
========================================================================================================================
Basic net income per share                                        $     .00      $     .20      $     .37      $     .55
========================================================================================================================
Diluted net income per share                                      $     .00      $     .19      $     .36      $     .52
========================================================================================================================

         6.       NOTES PAYABLE

         Variable Rate Note

         The Company borrowed $2.5 million during fiscal year 1998 and an additional $1.5 million in September 1998 against an existing equipment credit facility. Borrowings under this agreement bear interest at LIBOR plus 1.4% (6.65% at March 31, 1999).

         Equipment Line of Credit Agreement

         In July of 1998, the Company's Board of Directors approved an equipment line of credit up to $5.0 million. Borrowings under this facility bear interest at LIBOR plus 1.4%. This agreement expires October 1, 2001.

         Working-Capital Line of Credit Agreement

         In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement and the equipment line of credit agreement are payable on demand if certain covenants are not met. These covenants include a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at March 31, 1999.

         Interest Rate Contract

         At March 31, 1999, the Company had an interest rate contract with a notional principal amount of $4.0 million that effectively converts the $4.0 million variable rate note to a fixed rate of 7.5%.

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

         The Company entered into a definitive merger agreement with Plexus Corp., a Wisconsin corporation (Nasdaq: PLXS), on March 16, 1999. If the merger is approved by SeaMED shareholders, each SeaMED shareholder will receive between $12 and $15 worth of Plexus common stock for each share of SeaMED common stock, depending upon the average price of Plexus common stock during a defined period ending before the merger. The exact number of shares of Plexus common stock that SeaMED shareholders will receive will be calculated immediately prior to the effective date of the merger. SeaMED shareholders may receive less than $12 worth of Plexus common stock for each SeaMED share if the Plexus average price prior to the merger is below $27, but under those circumstances either Plexus or SeaMED will have the option to elect not to proceed with the merger. The merger is subject to several conditions, including the approval of SeaMED's shareholders and the expiration of the waiting period under the federal Hart-Scott-Rodino Antitrust Improvements Act.

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

YEAR 2000 TECHNOLOGY ISSUES

         SeaMED continues to evaluate the capability of its computer software, hardware and other electronic equipment to accurately function and accurately recognize and process data in the year 2000 and beyond. SeaMED has completed its evaluation of its various information technology systems and services, including servers, desktop stations, software applications and WAN equipment, as well as external services, such as internet access and telephone. SeaMED is in the final stages of the implementation of all corrective measures for such systems and equipment and anticipates completion of such implementation by July 1, 1999. Year 2000 issues were identified primarily in SeaMED's financial information software programs. The Company has also implemented corrective measures in its critical date-sensitive technology systems by upgrading its software and hardware systems, including incorporating new Year 2000 fixes as released by manufacturers. Internal testing of the corrective measures has been completed, and SeaMED believes that such measures have adequately addressed all identified Year 2000 issues in the Company's information technology systems.

         SeaMED has evaluated most reasonably likely worst-case scenarios involving the failure of its various information systems. In those scenarios, SeaMED would be unable to access data and applications utilized in manufacturing processes, and experience a slow-down of production. Accordingly, SeaMED has formulated contingency plans to secure backup systems and services in order to maintain at least partial operations under such circumstances.

         SeaMED recognizes that its operations and manufacturing revenues may be adversely impacted if its customers or suppliers do not address Year 2000 issues on a timely basis. The FDA has issued regulations requiring all medical device companies (which includes almost all SeaMED customers) to disclose whether they will be Year 2000 compliant. SeaMED has been monitoring FDA Year 2000 compliance filings of its manufacturing customers and has been in contact with several key customers in order to determine their state of Year 2000 readiness. SeaMED also conducted an extensive analysis of medical devices currently and previously manufactured for different customers, and has undertaken to inform customers of the results of these tests.

         SeaMED has also contacted over 60 of its most significant suppliers in order to assess their Year 2000 readiness, including sole source vendors that provide materials critical to the production of manufactured devices. Responses have been received from the majority of suppliers contacted, with 32 indicating that they are currently Year 2000 compliant. The remainder of responding suppliers have indicated that they continue to evaluate Year 2000 issues and expect to attain compliance before the end of the calendar year. Those suppliers that have not responded will be re-contacted by SeaMED prior to June 30, 1999.

SeaMED believes the most reasonably likely worst-case conditions involving its vendors would be the failure of certain sole source vendors to provide materials or components, which could cause SeaMED to shut down manufacturing operations that are dependent upon the specific materials or components. As a result, SeaMED is developing contingency plans that may include increasing stocking levels for certain key components. SeaMED anticipates finalizing such contingency plans by June 30, 1999.

         In addition, SeaMED recognizes that its service providers, such as freight companies, mail and other delivery services, financial services companies and others, may adversely affect SeaMED if they do not address Year 2000 issues. While SeaMED has evaluated the Year 2000 compliance of its telephone systems and has arranged for back-up providers of telephone and internet services in the event of loss of primary services, it has not evaluated the Year 2000 readiness of other basic service providers.

         SeaMED does not expect the costs associated with Year 2000 testing, upgrades and contingency planning to exceed $100,000.

RESULTS OF OPERATIONS

         The following table sets forth statement of income data as a percentage of revenues for the periods indicated.

                                                Quarter Ended            Nine Months Ended
                                                   March 31,                 March 31,
                                           ------------------------   -----------------------
                                              1999          1998         1999         1998
                                           ----------    ----------   ----------   ----------
Revenues                                        100.0%        100.0%       100.0%       100.0%
Cost of sales                                    92.6          83.3         87.8         83.1
                                           ----------    ----------   ----------   ----------
Gross margin                                      7.4          16.7         12.2         16.9
Marketing, general and administrative             7.6           8.0          6.7          8.3
                                           ----------    ----------   ----------   ----------
Operating income                                 (0.2)          8.8          5.6          8.6
Other income, net                                 0.2           0.1          0.1          0.2
                                           ----------    ----------   ----------   ----------
Income before income taxes                        0.0           8.9          5.7          8.8
Income tax provision                              0.0           3.0          1.9          3.0
                                           ----------    ----------   ----------   ----------
Net income                                        0.0%          5.9%         3.8%         5.8%
                                           ==========    ==========   ==========   ==========

         Revenues

         The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.

                                        Quarter Ended March 31,                                 Nine Months Ended March 31,
                    -----------------------------------------------------     -----------------------------------------------------
                            1999                  1998                               1999                  1998
                    -------------------   -------------------                 -------------------   -------------------
                                 % of                  % of                                % of                  % of
                                 Total                 Total         %                     Total                 Total         %
                    Revenues   Revenues   Revenues   Revenues    Inc/(Dec)    Revenues   Revenues   Revenues   Revenues   Inc/(Dec)
                    --------   --------   --------   --------    --------     --------   --------   --------   --------   --------
                                                                 (dollars in thousands)

Manufacturing       $ 10,423       65.8%  $ 11,527       63.1%       (9.6)%   $ 35,871       66.3%  $ 31,541       62.4%      13.7%
Engineering            5,408       34.2      6,737       36.9       (19.7)%     18,222       33.7     19,012       37.6       (4.2)%
                    --------   --------   --------   --------    --------     --------   --------   --------   --------   --------
   Total Revenues   $ 15,831      100.0%  $ 18,265      100.0%      (13.3)%   $ 54,093      100.0%  $ 50,554      100.0%       7.0%
                    ========   ========   ========   ========    ========     ========   ========   ========   ========   ========

         Manufacturing revenues decreased by approximately $1.1 million in the third quarter of fiscal year 1999 from the third quarter of fiscal year 1998 due primarily to the cancellation of four medical instruments from United States Surgical. Manufacturing revenues for the first nine months of fiscal year 1999 increased approximately $4.3 million from the first nine months of fiscal year 1998. The increase in manufacturing revenue for the first nine months of fiscal year 1999 was due primarily to new medical instruments and increased revenues from existing medical instruments adding approximately $13.9 million and increased revenues from the manufacture of the Coinstar coin-counting machine adding approximately $2.1 million in nonmedical manufacturing revenues. Increases in manufacturing revenues were offset by decreased volume of certain existing instruments and the phase-out of others. Due to delays in manufacturing of certain products and the phase-out of United States Surgical instruments during the first half of fiscal year 1999, SeaMED management anticipates manufacturing revenues in the fourth quarter of fiscal year 1999 to be approximately the same as the third quarter of fiscal 1999.

         Sales to Coinstar in the third quarter of fiscal year 1999 represented approximately 27% of total revenue and approximately 37% of manufacturing revenue, compared to 23% of total revenue and 31% of manufacturing revenue in the third quarter of fiscal year 1998. For the first nine months of fiscal year 1999, Coinstar represented approximately 23% of total revenue and 31% of manufacturing revenue compared to 21% of total revenue and 29% of manufacturing revenue in the first nine months of fiscal year 1998.

         SeaMED management expects sales to Coinstar will decrease as a percentage of total sales in future years, but the percentage will increase for the fourth quarter of fiscal year 1999.

         Significant manufacturing revenues were generated by 19 medical instruments in the first nine months of fiscal year 1999 compared to 20 medical instruments in the first nine months of fiscal year 1998. The only nonmedical commercial product that generated significant manufacturing revenues during the nine months of fiscal year 1999 and fiscal year 1998 was the Coinstar coin-counting machine.

         Engineering revenues decreased by approximately $1.3 million in the third quarter of fiscal year 1999 from the third quarter of fiscal year 1998, due primarily to the delay of certain projects and the cancellation of other projects. These delays and cancellations in the third quarter of fiscal year 1999 were offset by increased time and, to a lessor extent, hourly rates being billed on existing projects of approximately $3.1 million compared to the third quarter of fiscal year 1998. For the first nine months of fiscal year 1999 engineering revenues decreased by approximately $790,000 compared to the first nine months of fiscal year 1998. The decrease in engineering revenues in the first nine months of fiscal year 1999 was due primarily to delays of certain projects and the cancellation of other projects. These delays and cancellations during the first nine months of fiscal year 1999 were offset by increased time and, to a lesser extent, hourly rates being billed on existing projects adding approximately $9.1 million in revenues.

         While future engineering revenues are difficult to forecast, SeaMED management expects engineering revenues for the fourth quarter of fiscal year 1999 will be slightly lower than the third quarter of fiscal year 1999.

         Approximately $2.7 million (11%) of total manufacturing revenue came from United States Surgical in the first nine months of fiscal year 1999 compared to approximately $2.2 million (11%) in the first nine months of fiscal year 1998. SeaMED management expects no further sales to United States Surgical in 1999 or in future years.

         As of the end of fiscal year 1998, SeaMED had in its engineering project pipeline 22 new medical instruments or systems, and six projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. At the end of the third quarter of fiscal year 1999, SeaMED had 10 new medical instruments or systems and 10 projects that enhance or are intended to extend the life cycle of existing medical instruments or systems. The 20 medical projects in the pipeline at the end of third quarter of fiscal year 1999 were being performed for 17 different customers. Although management believes that many of the 19 medical projects and one non-medical project in the pipeline have a good chance of some day resulting in manufacturing contracts from which SeaMED will derive substantial manufacturing revenues, the volume and timing of future manufacturing revenues that relate to any specific engineering project are highly variable, and certain engineering projects in the pipeline may not lead to future manufacturing revenues.


         Price adjustments under existing manufacturing contracts have not been significant. Increases in revenues have not been significantly influenced by inflation.

         Gross Margin

         The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.

                                        Quarter Ended March 31,                            Nine Months Ended March 31,
                         ---------------------------------------------------   ---------------------------------------------------
                                   1999                       1998                      1999                       1998
                         ------------------------   ------------------------   ------------------------   ------------------------
                           Gross         Gross        Gross         Gross        Gross         Gross        Gross         Gross
                         Margin ($)    Margin (%)   Margin ($)    Margin (%)   Margin ($)    Margin (%)   Margin ($)    Margin (%)
                         ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
                                                                  (dollars in thousands)
Manufacturing            $    1,051       10.1%     $    2,106       18.3%     $    5,126       14.3%     $    5,945       18.8%
Engineering                     116        2.2%            951       14.1%          1,501        8.2%          2,614       13.7%
                         ----------                 ----------                 ----------                 ----------
   Total gross margin    $    1,167        7.4%     $    3,027       16.7%     $    6,626       12.2%     $    8,559       16.9%
                         ==========                 ==========                 ==========                 ==========


         Manufacturing gross margin decreased to 10.1% of manufacturing revenues in the third quarter of fiscal year 1999 from 18.3% in the third quarter fiscal year 1998, due primarily to excess capacity related to the decline in medical manufacturing revenue during the quarter. Manufacturing gross margin for the first nine months of fiscal year 1999 decreased to 14.3% from 18.8% for the nine months of fiscal year 1998. SeaMED reduced headcount approximately 6% during the third quarter of fiscal year 1999 and expects a further reduction during the fourth quarter of fiscal year 1999 in an effort to improve gross margins in future periods. SeaMED management expects manufacturing gross margins as a percentage of revenue to remain lower than historic levels for the remainder of fiscal year 1999 but to improve in future years.

         Engineering gross margin as a percentage of engineering revenues decreased to 2.2% in the third quarter of fiscal year 1999 from 14.1% in the third quarter of fiscal year 1998. The decrease is attributable to lower engineering revenue, lower utilization rates and increased costs associated with the addition of the Company's new development facility. Management expects that engineering gross margins as a percentage of sales will fluctuate from quarter to quarter but should approximate 11%.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses decreased to $1.2 million in the third quarter and $3.6 million for the first nine months of fiscal year 1999 compared to $1.5 million for the third quarter and $4.2 million for the first nine months of fiscal year 1998. The dollar decrease was due primarily to lower expenses associated with the company-wide plan attainment bonus. These savings were offset by the increase in costs associated with disseminating information to shareholders and the public, and severance charges of approximately $237,000 related to the cost reduction program instituted during the third quarter of fiscal 1999. The decrease in marketing, general and administrative expenses as a percentage of revenue is primarily due to the spreading of fixed costs over a higher revenue base. SeaMED management expects marketing, general and administrative expenses as a percentage of revenues to remain approximately the same in the near term.

         Operating Income

         Operating income decreased to approximately breakeven in the third quarter of fiscal year 1999 from $1.6 million (8.6% of revenues) in the third quarter of fiscal year 1998. The decrease in operating income is primarily the result of lower manufacturing and engineering gross margins during the third quarter of fiscal year 1999. Operating income increased slightly to $3.1 million (8.0% of revenues) for the first nine months of fiscal year 1999 compared to $2.8 million (8.5% of revenues). Increases in operating income for the first nine months of fiscal year of 1999 are due primarily to an increase in sales volume and a decrease in marketing, general and administrative expenses as a percent of sales. These improvements were offset by the decrease in manufacturing and engineering margins from the first nine months of fiscal year 1999.

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

         In the first nine months of fiscal year 1999 SeaMED's operating activities provided $4.9 million to the Company due primarily to decreases in inventory. During the first quarter of fiscal year 1999, the Company borrowed an additional $1.5 million against an existing equipment credit facility, bringing total borrowings against existing equipment to $4.0 million. Borrowings under this agreement bear interest at LIBOR plus 1.4% (6.65% at March 31, 1999). This agreement expires October 1, 2001.

         In July of 1998, the Company's Board of Directors approved an increase to its existing working capital line of credit. Under this agreement the Company can borrow up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $20.0 million. Borrowings under this agreement (and the equipment loan agreement) require compliance with certain covenants, including a maximum debt-to-equity ratio of 1.25-to-1, minimum ratio of earnings before income taxes and interest of 2.0-to-1 and dividend restrictions. Borrowings under this agreement bear interest at the bank's prime rate minus
 .25% or LIBOR plus 1.2%. This agreement expires October 1, 2001. There were no borrowings outstanding under this line of credit at March 31, 1999.

         The Company is subject to interest rate risk resulting from amounts outstanding under one of its borrowings. At March 31, 1998, the Company had an interest rate contract with a notional principal amount of $4.0 million that effectively converts the $4.0 million variable rate note to a fixed rate of 7.5%.

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

         In June of 1999 SeaMED will move its corporate headquarters and engineering development from Redmond to its facilities in Bothell. The Company anticipates sub-leasing the 60,000 square foot building in Redmond. SeaMED now leases approximately 213,500 total square feet of space, including the Redmond facility. The Company will lease an additional 20,500 square feet in June of 1999, bringing total square footage to 234,000 by the end of fiscal 1999. The 82,000 total square feet leased from July of 1998 through June of 1999 are located in a single new building adjacent to an existing leased building. Due in large part to preparing the new facilities for occupancy, SeaMED spent $2.2 million on capital expenditures during the nine months of fiscal year 1999 compared to $2.3 million during the first nine months of fiscal year 1998. The Company anticipates spending $3.0 million on capital expenditures in fiscal year 1999, compared to $2.6 million in fiscal year 1998.

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEM 6(A).      EXHIBITS.

Exhibit 2.1*    Agreement and Plan of Merger dated March 16, 1999
Exhibit 3.1+    Amended and Restated Articles of Incorporation of the Registrant
Exhibit 3.2++   Bylaws of the Registrant
Exhibit 27.1    Financial Data Schedule


----------
* Filed previously with the Company's report on Form 8-K, filed March 18, 1999 with the Securities and Exchange Commission.
+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.
++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455), filed with the Securities and Exchange Commission.





                  [Remainder of page intentionally left blank.]

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


By       /s/ W. Robert Berg                       May 12, 1999
   ----------------------------------             --------------------------
           W. Robert Berg                         Date
     Principal Executive Officer


By       /s/ Edgar F. Rampy                       May 12, 1999
   ----------------------------------             --------------------------
           Edgar F. Rampy                         Date
     Principal Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                Description                                           Page
-------                               -----------                                           ----
Exhibit 2.1*    Agreement and Plan of Merger dated March 16, 1999
Exhibit 3.1+    Amended and Restated Articles of Incorporation of the Registrant
Exhibit 3.2++   Bylaws of the Registrant
Exhibit 27.1    Financial Data Schedule


* Filed previously with the Company's report on Form 8-K, filed March 18, 1999 with the Securities and Exchange Commission.
+ Filed previously with the Company's quarterly report on Form 10-Q for the quarter ended October 2, 1997, filed with the Securities and Exchange Commission.
++ Filed previously with the Company's Registration Statement on Form S-1 (No. 333-13455), filed with the Securities and Exchange Commission.