Form 10-Q/A
period 1999-03-31
SEAMED CORP
filed 1999-06-11
CIK 937289

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                 FORM 10-Q/A

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

RESULTS OF OPERATIONS

         The following table sets forth statement of income data as a percentage of revenues for the periods indicated.

                                                Quarter Ended            Nine Months Ended
                                                   March 31,                 March 31,
                                           ------------------------   -----------------------
                                              1999          1998         1999         1998
                                           ----------    ----------   ----------   ----------
Revenues                                        100.0%        100.0%       100.0%       100.0%
Cost of sales                                    92.6          83.3         87.8         83.1
                                           ----------    ----------   ----------   ----------
Gross margin                                      7.4          16.7         12.2         16.9
Marketing, general and administrative             7.6           7.9          6.6          8.3
                                           ----------    ----------   ----------   ----------
Operating income                                 (0.2)          8.8          5.6          8.6
Other income, net                                 0.2           0.1          0.1          0.2
                                           ----------    ----------   ----------   ----------
Income before income taxes                        0.0           8.9          5.7          8.8
Income tax provision                              0.0           3.0          1.9          3.0
                                           ----------    ----------   ----------   ----------
Net income                                        0.0%          5.9%         3.7%         5.8%
                                           ==========    ==========   ==========   ==========

         Revenues

         The following table sets forth revenues with the corresponding percentage of total revenues and the percentage increase for the periods indicated.

                                        Quarter Ended March 31,                                 Nine Months Ended March 31,
                    -----------------------------------------------------     -----------------------------------------------------
                            1999                  1998                               1999                  1998
                    -------------------   -------------------                 -------------------   -------------------
                                 % of                  % of                                % of                  % of
                                 Total                 Total         %                     Total                 Total         %
                    Revenues   Revenues   Revenues   Revenues    Inc/(Dec)    Revenues   Revenues   Revenues   Revenues   Inc/(Dec)
                    --------   --------   --------   --------    --------     --------   --------   --------   --------   --------
                                                                 (dollars in thousands)

Manufacturing       $ 10,423       65.8%  $ 11,528       63.1%       (9.6)%   $ 35,871       66.3%  $ 31,542       62.4%      13.7%
Engineering            5,408       34.2      6,737       36.9       (19.7)%     18,222       33.7     19,012       37.6       (4.2)%
                    --------   --------   --------   --------    --------     --------   --------   --------   --------   --------
   Total Revenues   $ 15,831      100.0%  $ 18,265      100.0%      (13.3)%   $ 54,093      100.0%  $ 50,554      100.0%       7.0%
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

         Gross Margin

         The following table sets forth gross margin, both in dollar amounts and as a percentage of the corresponding revenue figure for the periods indicated.

                                        Quarter Ended March 31,                            Nine Months Ended March 31,
                         ---------------------------------------------------   ---------------------------------------------------
                                   1999                       1998                      1999                       1998
                         ------------------------   ------------------------   ------------------------   ------------------------
                           Gross         Gross        Gross         Gross        Gross         Gross        Gross         Gross
                         Margin ($)    Margin (%)   Margin ($)    Margin (%)   Margin ($)    Margin (%)   Margin ($)    Margin (%)
                         ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
                                                                  (dollars in thousands)
Manufacturing            $    1,051       10.1%     $    2,106       18.3%     $    5,126       14.3%     $    5,945       18.8%
Engineering                     116        2.1%            951       14.1%          1,500        8.2%          2,614       13.7%
                         ----------                 ----------                 ----------                 ----------
   Total gross margin    $    1,167        7.4%     $    3,057       16.7%     $    6,626       12.2%     $    8,559       16.9%
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

         Engineering gross margin as a percentage of engineering revenues decreased to 2.1% in the third quarter of fiscal year 1999 from 14.1% in the third quarter of fiscal year 1998. The decrease is attributable to lower engineering revenue, lower utilization rates and increased costs associated with the addition of the Company's new development facility. Management expects that engineering gross margins as a percentage of sales will fluctuate from quarter to quarter but should approximate 11%.

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

         Operating Income

         Operating income decreased to approximately breakeven in the third quarter of fiscal year 1999 from $1.6 million (8.8% of revenues) in the third quarter of fiscal year 1998. The decrease in operating income is primarily the result of lower manufacturing and engineering gross margins during the third quarter of fiscal year 1999. Operating income decreased to $3.0 million
(5.6% of revenues) for the first nine months of fiscal year 1999 compared to $4.4 million (8.6% of revenues)for the comparable 1998 period. The decrease in operating income for the first nine months of fiscal year 1999 is due primarily to the decrease in gross margin, as described above.

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

         In the first nine months of fiscal year 1999 SeaMED's operating activities provided $4.9 million to the Company due primarily to decreases in inventory. During the first quarter of fiscal year 1999, the Company borrowed an additional $1.5 million against an existing equipment credit facility, bringing total borrowings against existing equipment to $4.0 million. Borrowings under this agreement bear interest at LIBOR plus 1.4% (6.25% at March 31, 1999). This agreement expires October 1, 2001.

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


By       /s/ W. Robert Berg                       June 11, 1999
   ----------------------------------             --------------------------
           W. Robert Berg                         Date
     Principal Executive Officer


By       /s/ Edgar F. Rampy                       June 11, 1999
   ----------------------------------             --------------------------
           Edgar F. Rampy                         Date
     Principal Financial Officer